Form 10-K
period 1995-12-31
RESURGENCE PROPERTIES INC
filed 1996-04-17
CIK 929223

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Fiscal Year Ended December 31, 1995

                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______to _______

                         Commission file number: 0-24740

                           RESURGENCE PROPERTIES INC.
             (Exact name of registrant as specified in its charter)

            MARYLAND                                             13-3757163
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               411 West Putnam Avenue, Greenwich CT                 06830
             (Address of principal executive offices)             (Zip Code)

 Registrant's telephone number, including area code:           (203) 862-7000

 Securities registered pursuant to Section 12(b) of the Act:         None

 Securities registered pursuant to Section 12(g) of the Act:


Common Stock, par value $.01 per share                   None
       (Title of each class)         (Name of each exchange on which registered)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting shares held by non-affiliates of the registrant at March 15, 1996 was $19,599,525.

     As of March 15, 1996, there were 10,000,000 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                TABLE OF CONTENTS

Item

PART I.           1.    Business

                  2.    Properties

                  3.    Legal Proceedings

                  4.    Submission of Matters to a Vote of Security Holders


PART II.          5.    Market for the Registrant's Common Stock and
                         Related Security Matters

                  6.    Selected Financial Data

                  7.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

                  8.    Financial Statements and Supplementary Data

                  9.    Changes in and Disagreements with Independent Auditors
                         on Accounting and Financial Disclosure


PART III.         10.   Directors and Executive Officers of the Registrant

                  11.   Executive Compensation

                  12.   Security Ownership of Certain Beneficial
                         Owners and Management

                  13.   Certain Relationships and Related Transactions


PART IV.          14.   Exhibits, Financial Statement Schedules, and
                         Reports on Form 8-K


SIGNATURES

PART I

Item 1. BUSINESS

General

     Resurgence Properties Inc. and its subsidiaries and sub-partnership (the "Company") are engaged in diversified real estate activities, including the ownership, operation and management of retail, office, industrial/warehouse and residential real estate, and investments in mortgage loans on real estate and land.
     The Company seeks to maximize the value of the real estate properties and mortgage loans on real estate by making capital and tenant improvements to the real estate properties, initiating aggressive marketing programs to attract tenants to the real estate properties and reducing operating expenses where possible. As circumstances warrant and opportunities to do so arise, the Company may acquire or finance, refinance or dispose of the real estate properties and mortgage loans on real estate on a selective basis to enhance the Company's value. See "-- Operating Plan". The Company is managed and administered by Wexford Management LLC, a Connecticut limited liability company ("Wexford" or the "Manager"). Wexford Management Corp., formerly Concurrency Management Corp., a Delaware corporation ("Concurrency"), assigned all of its rights and obligations under the Wexford Management Agreement (as defined under "-- Wexford Management Agreement") to Wexford, effective January 1, 1996. In this Form 10-K, unless the context otherwise requires, all references to "Wexford" or the "Manager" for periods prior to such assignment shall refer to Concurrency and for periods subsequent to such assignment shall refer to Wexford. See "-- Wexford Management Agreement" and "Certain Relationships and Related Transactions -- Wexford Management Agreement".

Background

     The Company was incorporated on March 24, 1994, as a wholly-owned subsidiary of Liberte Investors (formerly Lomas & Nettleton Mortgage Investors), a business trust organized under the laws of the Commonwealth of Massachusetts ("Liberte").(1) In connection with the First Amended Plan of Reorganization, dated December 14, 1993, as modified ("Liberte's Plan of Reorganization"), of Liberte filed with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"), Liberte transferred to the Company most of its assets and the Company assumed certain of Liberte's obligations, including its indebtedness under its bank credit facilities, and the holders of Liberte's subordinated indebtedness received all of the shares of Resurgence's common stock, par value $.01 per share (the "Common Stock"), in exchange for such indebtedness. Liberte continues to exist as a separate stand alone entity. See "-- Predecessor Bankruptcy".

Assets Under Management

     As a result of Liberte's Plan of Reorganization, after giving effect to subsequent dispositions and acquisitions through December 31, 1995, the Company has a direct ownership interest in 57 assets, representing approximately $143,696,000 in net investment value ("NIV")(2). The Company's management has classified these assets as "Operating Real Estate Properties," "Earning Loans," "Non- Earning Loans" and "Assets Held for Sale". The following table sets forth the NIV, and the percentage of the total NIV of the Company's assets, for each asset category as of December 31, 1995:









- - --------
(1) Pursuant to Article 3 of Regulation S-X, Liberte is considered to be the predecessor of the Company. The Company has filed excerpts from Liberte's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 as Appendix I to this Form 10-K. Information concerning Liberte set forth in this Form 10-K is derived from Liberte 's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and from Liberte's Plan of Reorganization (as defined below). None of the Company, Wexford, nor the Company's auditors, Deloitte & Touche LLP, participated in the preparation or review of any of the information concerning Liberte set forth in the foregoing Forms 10-K and 10-Q and Liberte's Plan of Reorganization. All defined terms used in the excerpts from the foregoing Forms 10-K and 10-Q filed as Appendix I to this Form 10-K have the meanings set forth in such Forms 10-K and 10-Q and all cross-references referred to in such excerpts are cross-references to sections of such Forms 10-K and 10-Q.

                                                          Allocated by Asset Category
Assets                                       NIV                        %

Operating Real Estate Properties       $     95,070,000              66.2%
Earning Loans                                14,188,000               9.9
Non-Earning Loans(3)                          2,731,000               1.9
Assets Held for Sale                         31,707,000              22.0
                                       ----------------            ------

Total                                  $    143,696,000             100.0%
                                       ================            ======

     Operating Real Estate Properties and Assets Held for Sale consist of direct ownership interests in a broad variety of property types in various locations. The Operating Real Estate Properties are completed properties and include retail, office, industrial/warehouse and multi-family properties. The Assets Held for Sale consist of land and undeveloped properties as well as properties in various stages of development and properties which are under a contract to be sold.

     Earning Loans are generally first mortgages on a variety of property types including, but not limited to, retail, office, residential, industrial and land. Earning Loans had annual yields of 8.36% and 8.56% as of December 31, 1995 and 1994, respectively. The remaining weighted average contractual term of the loans at December 31, 1995 and 1994 was approximately 39 months and 41 months, respectively (23 months and 25 months, respectively, excluding one loan for $7,300,000 which was sold in January 1996). The remaining weighted average contractual term of the loans is calculated by dividing the sum of all monthly interest payments on each loan for their remaining terms by the sum of all per month interest payments for each loan.

     As of December 31, 1995 and 1994, no single borrower accounted for more than 10% of the Company's total revenues.

     The Company's assets are located throughout the United States. The Company intends to make new investments based upon opportunities and efficiencies of management and will not focus on geographic allocations. The following table sets forth the geographic allocation of the Company's assets as of December 31, 1995:






- - --------

(2) NIV represents the Company's carrying value of its assets after accumulated depreciation and amortization.

(3) Non-Earning Loans are generally carried at the lesser of their face amount or the estimated market value of the collateral underlying such Loans.

                                                           Allocated by Location
State                                      NIV                        %
Florida                           $    43,805,000                   30.5%
Texas                                  17,712,000                   12.3
Illinois                               16,184,000                   11.3
New Jersey                             13,648,000                    9.5
California                             11,050,000                    7.7
District of Columbia                   10,037,000                    7.0
Georgia                                 9,294,000                    6.5
Arizona                                 7,925,000                    5.5
Arkansas                                6,197,000                    4.3
Oklahoma                                3,594,000                    2.5
New Mexico                              2,890,000                    2.0
Virginia                                1,360,000                    0.9
                                  ---------------                  ------

Total                             $   143,696,000                  100.0%
                                  ===============                  ======

     Wexford serves as the Company's asset manager and portfolio manager. See "-- Wexford Management Agreement" and "Certain Relationships and Related Transactions -- Wexford Management Agreement".

Operating Plan

     The Company's objective is to maximize shareholder value through (i) actively managing its real estate and mortgage portfolio to optimize both cash flow and capital appreciation, (ii) selectively disposing of certain assets and
(iii) acquiring interests in real property and mortgages offering superior profit potential. The Company believes that the market price of the Common Stock is trading at prices below market value of the Company's assets net of its liabilities. Accordingly, the Company has undertaken an analysis of its operating and financial activities to consider alternative strategies that, consistent with the objective of maximizing long-term shareholder value, as indicated above, will increase the market price of the Common Stock. Strategies that the Company may pursue would include, but would not be limited to, changes in the mix of the Company's asset portfolio, business combinations, the disposition of significant portions of the Company's assets, the sale of the Company or the liquidation of the Company.

     The future performance of the Company's portfolio of assets will be subject to prevailing economic conditions and to financial, business and other factors, including the future performance of the real estate market, the availability of financing to prospective asset purchasers and to other factors beyond the Company's control.

     Dispositions. The Company anticipates that a portion of its real estate and mortgage portfolio will be sold and the proceeds reinvested in new acquisitions or used to purchase additional interests in the Senior Debt (as defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"). The Company will prioritize assets which need to be liquidated based upon the following factors: (i) local market conditions, (ii) the ratio of carrying cost to asset value and (iii) the potential for development and improvement. Due to the high ratio of carrying cost to asset value, the Company intends to dispose of much of its land assets.

     Acquisitions. The Company will invest in real estate related opportunities offering superior long-term profit potential. The Company may pursue investments in all types of real property through a variety of ownership vehicles, including, without limitation, fee positions, leaseholds, mortgages, joint ventures, partnership interests and stock ownership. Generally, the Company will not invest more than 10% of its assets in any specific property.

     Improvements/Development. The Company strives to maximize shareholder value in operating properties by implementing the strategic plans developed for each asset. Where appropriate, the repositioning of an operating real estate asset through improvements that will increase both the rental and occupancy rates of a property, as well as reduce turnover and lower long-term maintenance requirements, will be implemented. These improvements will be approved on a case-by-case basis where the return on investment justifies such expenditures. While the Company's plans do not generally include expenditures for the development of new properties, from time to time, the Company may engage in the selective development of properties when opportunities arise that will produce appropriate returns on investment.

     Financing. It is anticipated that newly acquired assets may be leveraged. Under the Credit Agreement, the Company may leverage newly acquired properties to a maximum leverage ratio of .75 to 1.0, subject to a maximum overall leverage ratio of .65 to 1.0. Although there are no current plans to do so, the Company may seek to raise additional capital through the issuance of equity securities and/or the incurrence of additional indebtedness for the purpose of investing in new properties or retiring indebtedness, as appropriate. If the Company were to seek such equity and/or debt financing, there can be no assurances that such financing will be achieved or, if achieved, of the terms of such financing.

     The Company's ability to acquire new assets, dispose of existing assets, refinance indebtedness and incur additional indebtedness is subject to certain restrictions under the terms of the Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

Wexford Management Agreement

     On May 4, 1994, the Company entered into a management agreement, as amended (the "Wexford Management Agreement"), with Wexford, pursuant to which Wexford was engaged to serve (either directly or indirectly through sub-managers) as portfolio manager and, in the event of Wexford's assumption of LMI's duties under the LMI Management Agreement (in each case, as defined below under "-- Predecessor Bankruptcy"), as asset manager of the Company. Wexford became the Company's asset manager on September 12, 1994 (the "Notice Date"), the date when notice of termination of the LMI Managemen Agreement was given by the Company to LMI. Mr. Jacobs is the President and a member of Wexford. Charles E. Davidson is the Chairman and a member of Wexford. Mr. Holtz is a Senior Vice President and a member of Wexford, and Jay L. Maymudes is the Chief Financial Officer, a Senior Vice President and Treasurer, of Wexford. Karen M. Ryugo is a Senior Vice President of Wexford. See "Certain Relationships and Related Transactions -- Wexford Management Agreement". Wexford provides management and other services to third parties that are not related to the Company.

     Pursuant to the Wexford Management Agreement, Wexford serves as the portfolio and asset manager for the Company. As portfolio manager, Wexford's responsibilities relate to the identifying, analyzing, structuring, negotiating and closing of new investment opportunities for the Company. As asset manager, Wexford has agreed to make available Mr. Jacobs to serve as the Chief Executive Officer and President and as a director of the Company and to provide to the Company such other officers and employees of Wexford to serve as officers or in other positions of the Company as may be requested. Wexford is responsible directly or through sub-managers to manage, service, operate and administer the Company's assets in a diligent, careful and vigilant manner in accordance with industry standards and the Wexford Management Agreement. Responsibilities that may be undertaken by Wexford for the Company relate to possible acquisitions, dispositions and financings (including debt and equity financings). Wexford also has responsibilities relating to the collection of rents, charges, principal and interest with respect to the Company's assets as well as securing compliance with leases and mortgage loans which relate to properties or other assets owned by the Company.

     The Wexford Management Agreement expires on May 4, 1997, but may be terminated by (A) the Company (i) at its option upon 60 days' prior written notice to Wexford or (ii) at any time for cause and (B) Wexford at its option upon 60 days' prior written notice to the Company. The occurrence of any of the following events is considered "cause" permitting termination by the Company of the Wexford Management Agreement: (i) Wexford's continuous, intentional refusal to perform substantially its duties under the Wexford Management Agreement after written demand for substantial performance is delivered by the Company that specifically identifies the manner in which the Company believes Wexford has not substantially performed its duties; (ii) the engaging by Wexford in substantial misconduct which is materially injurious to the Company, monetarily or otherwise; (iii) the material breach by Wexford of any of the material terms or conditions of the Wexford Management Agreement coupled with failure to correct such breach within 60 days after notice from the Company specifying the breach;
(iv) Wexford's or Mr. Jacobs' conviction of a felony; or (v) the death or disability of Mr. Jacobs. If the Wexford Management Agreement is terminated by the Company without cause, the Manager is entitled to receive at the time of termination a one time severance payment equal to the sum of (i) $375,000 per year for the remaining term of the Wexford Management Agreement and (ii) one month's installment of the Wexford Management Fee (as defined below) payable to Wexford at the time of termination. The Company entered into an amendment to the Wexford Management Agreement, dated March 8, 1995, in connection with Wexford's and the Company's relocation to Greenwich, Connecticut and the lease entered into by Concurrency which was subsequently assigned to Wexford. Pursuant to that amendment, in the event that the Wexford Management Agreement is terminated by the Company without cause before the end of its current term of three years or the Company fails to renew the Wexford Management Agreement at the end of such term prior to May 31, 2000, Wexford is entitled to receive, at the time of such termination or failure to renew, a one time payment equal to the Company's allocable portion (based on 3,200 square feet) of the cancellation fee that would be payable if the 3,200 square feet of the office space leased by Wexford were to be surrendered by Wexford. Such amount would be equal to the landlord's share of the fit-out costs on such allocable portion of the office space ($80,000) amortized at the rate of 8% per annum over the five year term of such lease commencing June 1, 1995.

     Pursuant to the Wexford Management Agreement, the Company has agreed to indemnify Wexford and its direct or indirect officers, directors, stockholders, agents and employees from, with certain exceptions, losses of any and every kind or nature arising from or in any way connected with Wexford's performance of its obligations under the Wexford Management Agreement. Wexford has agreed to indemnify the Company and its direct or indirect officers, directors, stockholders, agents and employees from losses of any and every kind or nature arising from or in any way connected with (i) acts of the Manager or its officers, agents or employees outside the scope of Wexford's authority under the Wexford Management Agreement and (ii) the gross negligence, willful misconduct or material breach of the Wexford Management Agreement by Wexford or its officers, agents or employees. The Wexford Management Agreement provides the Company with the opportunity to pursue transactions proposed to be entered into by Wexford or its principals if such proposed transactions would be of the type covered by the Company's business plan.

     Pursuant to the Wexford Management Agreement, the management fee (the "Wexford Management Fee") payable to the Manager by the Company prior to the Notice Date equaled $50,000 per month. Effective as of the Notice Date, the
Wexford  Management  Fee payable to the Manager was  increased  to $170,750  per month, payable in arrears on the first calendar day of the next succeeding calendar month. Wexford has received $2,049,000 and $832,000 in management fees for the year ended December 31, 1995 and for the period April 7, 1994
(commencement of operations) through December 31, 1994, respectively. Pursuant to the LMI Management Agreement, the Company paid to LMI asset management fees of $925,000 and fees for accounting services of $120,000 for the period April 7, 1994 (commencement of operations) through termination of such agreement, effective November 11, 1994. The Company believes that the aggregate fees received by Wexford in respect of its duties as asset manager of the Company's assets are comparable to the aggregate fees previously paid by the Company to LMI under prior management arrangements. Prior to the consummation of Liberte's Plan of Reorganization, Liberte was paying to LMI an asset management fee of 1% of Invested Assets (as defined in Liberte's then existing management agreement with LMI) plus accounting and other fees and salaries of certain employees, which the Company believes, in the aggregate, are greater than the flat fee paid to Wexford under the Wexford Management Agreement. However, because LMI had a greater amount of Invested Assets under management during the period it acted as Liberte's asset manager than during the period Wexford has acted as the Company's asset manager, a direct comparison of fees is not practicable. See "-- Asset Management".

     The Company or Wexford, by notice delivered by February 1, 1995 and 1996, may initiate a proposed revision to the Wexford Management Fee, which revision would be effective on the first or second anniversary of the Wexford Management Agreement, as the case may be. If the Company and Wexford are unable to reach an agreement as to a revised Wexford Management Fee by the February 15 following such notice, either party may initiate arbitration by notice to the other party. In determining the Wexford Management Fee, the arbitrator will take into account the allocated cost of performing the management services to the Company by Wexford. No notice was given by either the Company or Wexford by February 1, 1995 or 1996.

     As additional compensation for the services to be performed by the Manager, the Company has authorized the grant to Wexford's officers and/or employees, at the discretion of Mr. Jacobs, of options, (the "Management Options") to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $8.50 per share. The Company believes that the market value of the Common Stock at the date of the grant of such options (May 4, 1994) was between $8.00 and $8.50 per share of Common Stock. However, at the date of grant, no active trading market existed for the Common Stock and such belief was based in part, on a discount of the book value per share of Common Stock which was approximately $10 per share. The Management Options carry a cashless exercise feature pursuant to which the excess of the market value of the Common Stock underlying a Management Option over the exercise price thereof may be utilized upon exercise of other options by applying such excess upon cancellation to the exercise of such other options in lieu of cash payment of such exercise price. The number of shares of Common Stock beneficially owned by each recipient of Management Options shall be subject to the ownership limit provisions contained in the Company's Charter.

     The Management Options expire 10 years after the date of the Wexford Management Agreement and may not vest on a faster schedule than the following: of the total 1,111,111 Management Options available for grant, (i) on or before the first anniversary date of the Wexford Management Agreement, no more than 25% of the Management Options may be exercisable, (ii) on or before the second anniversary date of the Wexford Management Agreement, no more than 50% of the Management Options may be exercisable, (iii) on or before the third anniversary date of the Wexford Management Agreement, no more than 75% of the Management Options may be exercisable, and (iv) on and after the third anniversary date of the Wexford Management Agreement, 100% of the Management Options may be exercisable. Any ungranted or terminated Management Options would be deemed to be granted to Mr. Jacobs to the extent not granted to any other person, or granted to another person but not vested, prior to their expiration.

     On May 4, 1994,  Management  Options to  purchase  up to 500,000  shares of
Common Stock (the "Jacobs Options") were granted to Mr. Jacobs, the Chief Executive Officer, President, Treasurer and a director of the Company, at an exercise price of $8.50 per share. Twenty-five percent of the Jacobs Options (to purchase up to 125,000 shares of Common Stock) became exercisable on each May 4, 1994 and May 4, 1995. An additional 25% of the Jacobs Options (to purchase up to an additional 125,000 shares) will vest and become exercisable on each of May 4, 1996 and May 4, 1997 (in each case, the period in between May 4ths of any two successive years is referred to as an "Option Year"). If the Wexford Management Agreement is terminated by the Company for cause (as defined above) or by Wexford for any reason or if Mr. Jacobs dies or becomes disabled (as defined in the Wexford Management Agreement), the unvested portion of the Jacobs Options which was scheduled to vest on the next May 4th immediately following such termination, death or disability shall be deemed to have vested pro rata based on the number of calendar months elapsed during the Option Year in which such termination, death or disability occurs and may be exercised immediately. Furthermore, if the Wexford Management Agreement is terminated without cause, the unvested portion of the Jacobs Options shall be deemed to have vested and may be exercised immediately on the date of such termination.

     On May 4, 1994, Management Options to purchase up to 55,555 shares of Common Stock (the "Holtz Options") were granted to Mr. Holtz, a Vice President and Assistant Secretary of the Company, at an exercise price of $8.50 per share. Holtz Options to purchase up to 1,157 shares of Common Stock became exercisable on May 4, 1994. Holtz Options to purchase up to an additional 1,157 shares will vest and become exercisable on the 4th day of each month thereafter for the thirty five months immediately following May 4, 1994. Holtz Options to purchase the remaining 13,903 shares will vest and become exercisable on May 4, 1997. If the Wexford Management Agreement is terminated by the Company for cause (as defined above) or by Wexford for any reason, and Mr. Holtz is employed by Wexford at the time, the Holtz Options shall be deemed to have vested as if Holtz Options to purchase up to 13,888 shares of Common Stock had vested on May 4, 1994 and Holtz Options to purchase up to an additional 13,888 shares of Common Stock had vested on each of May 4, 1996 and May 4, 1997, occurring on or prior to the date of such termination; and the unvested portion of the Holtz Options which was scheduled to vest on the next May 4th immediately following such termination shall be deemed to have vested pro rata based on the number of calendar months elapsed during the Option Year in which such termination occurs. If the Wexford Management Agreement is terminated by the Company without cause, the unvested portion of the Holtz Options shall be deemed to have vested and may be exercised immediately on the date of such termination. If Mr. Holtz is terminated by Wexford prior to May 4, 1997 or if Mr. Holtz dies or becomes disabled (as defined in the Wexford Management Agreement) prior to exercising all or any part of the Holtz Options, the unvested portion of the Holtz Options shall be canceled and forfeited to the Manager and subject to regrant, at the discretion of Mr. Jacobs, to the other officers and/or employees of Wexford.

     On April 1, 1995, Management Options to purchase up to 15,000 shares of Common Stock (the "Maymudes Options") were granted to Jay L. Maymudes, the Chief Financial Officer and a Vice President and the Secretary of the Company, at an exercise price of $8.50 per share. The closing bid price per share reported by NASDAQ/SmallCap for the Common Stock on March 31, 1995 was $7.50. Maymudes Options to purchase up to 3,750 shares of Common Stock became exercisable on July 1, 1995. Maymudes Options to purchase up to an additional 312 shares will vest and become exercisable on the 1st day of each month thereafter for the thirty-five months immediately following July 1, 1995. Maymudes Options to purchase the remaining 330 shares will vest and become exercisable on July 1, 1998. In addition, Mr. Jacobs has committed to cause the Company to grant to Mr. Maymudes additional Maymudes Options to purchase up to 10,000 shares of Common Stock. If the Wexford Management Agreement is terminated by the Company for cause (as defined above) or by Wexford for any reason, and Mr. Maymudes is employed by Wexford at the time, the unvested portion of the Maymudes Options shall be canceled and forfeited to Wexford. If the Wexford Management Agreement is terminated by the Company without cause, the unvested portion of the Maymudes Options shall be deemed to have vested and may be exercised immediately on the date of such termination. If Mr. Maymudes is terminated by Wexford prior to July 1, 1998 or if Mr. Maymudes dies or becomes disabled (as defined in the Wexford Management Agreement) prior to exercising all or part of the Maymudes Options, the unvested portion of the Maymudes Options shall be canceled and forfeited to Wexford and subject to regrant, at the discretion of Mr. Jacobs, to the other officers and/or employees of Wexford.

     On April 1, 1995, Management Options to purchase up to an aggregate of 32,500 shares of Common Stock were granted to certain employees of Wexford at an exercise price of $8.50 per share. In addition, Mr. Jacobs has committed to cause the Company to grant additional Management Options to purchase up to 10,000 shares of Common Stock to certain employees of the Manager.

     The Company has granted to Mr. Jacobs the right to make three demand registrations, as well as piggyback registration rights, with respect to the shares of Common Stock issuable upon exercise of the Jacobs Options, and at Mr. Jacobs' discretion, the shares of Common Stock issuable upon exercise of the remaining Management Options (collectively, the "Eligible Shares"). Such registration rights may only be exercised by Mr. Jacobs and may not be exercised until thirty-three months after the date of the Wexford Management Agreement or the earlier termination thereof. If at any time that a demand registration may be made by Mr. Jacobs, the Company is permitted by the applicable rules of the Securities and Exchange Commission to register the Eligible Shares on a Form S-3 or successor form, the foregoing demand registration rights will be suspended and Mr. Jacobs may request that the Eligible Shares be registered on a "shelf registration". The Company is required to pay expenses with respect to any such demand, piggyback or shelf registration, except for any transfer taxes, discounts, commissions, fees or expenses of any underwriters and the fees and disbursements of Mr. Jacobs' counsel.

     In addition, the Company has granted to Mr. Jacobs the right to require the Company to purchase all or any portion of the shares of Common Stock owned by Mr. Jacobs and/or any other officer and/or employee of Wexford (the "Management Option Shares") and all or any portion of the shares of Common Stock underlying that portion of the Management Options that have vested but has not yet been exercised (the "Vested Management Option Shares"). The foregoing rights may be exercised only by Mr. Jacobs and may be exercised at any time after the earlier of (i) May 4, 1997 or (ii) the termination of the Wexford Management Agreement, if 50% or more of the outstanding Common Stock of the Company (on a fully-diluted basis) is owned by any person (as such term is defined in the Securities and Exchange Act of 1934, as amended ("the Exchange Act")) other than Steinhardt Partners, L.P. and its affiliates and/or Farallon Capital Partners, L.P. and its affiliates. The purchase price for the Management Option Shares will be equal to the Fair Value thereof (as defined below). The purchase price for the shares of Common Stock underlying the Vested Management Option Shares will be equal to the difference between the Fair Value of the Common Stock on the date Mr. Jacobs gives notice to the Company of his intention to exercise the foregoing rights and $8.50. The "Fair Value" of any shares of Common Stock will equal the average of the high and low sales prices (as reported in the official reporting instrument or mechanism, if any, for reporting such sales prices) or, in the absence of the reporting of sale price information, the average of the high and low independent "bid" and "asked" prices of the Common Stock on the trading day prior to the day Mr. Jacobs gives notice of his intention to exercise the foregoing rights (if the Common Stock is publicly traded) or such value as the Company's Board of Directors shall in good faith determine (if the Common Stock is not publicly traded).

     The  following  table sets forth  information  relating  to the  Management
Options:

                                            As of December 31, 1995                  As of December 31, 1994
                                            -----------------------                  -----------------------

Total shares under option                              1,111,111                                1,111,111

Total shares for options                                 603,055                                  555,555
granted

Total shares for options                                      --                                       --
exercised

Total shares for options                                      --                                       --
expired

Total shares for options                                 289,955                                  134,256
exercisable

Per share exercise price                                   $8.50                                    $8.50

     The foregoing summary of the material terms of the Wexford Management Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the Wexford Management Agreement, including the definitions therein of certain terms. Whenever particular terms of any such agreements are referred to in this summary, such terms are herein incorporated by reference.

Predecessor Bankruptcy

     Prior to the consummation of Liberte's Plan of Reorganization, substantially all of Liberte's assets consisted of participations in mortgage loans and other real estate investments that were acquired through the foreclosure or similar event of mortgage loans held by Liberte. Liberte derived its revenues principally from interest on loans to builders, developers and other borrowers in the real estate industry and from cash receipts from earning foreclosed real estate. Liberte's participation interest in most such loans and investments was 80%, with the remaining interest being held by ST Lending, Inc. ("STL"), a wholly-owned subsidiary of Lomas Financial Corporation ("LFC"). Lomas Management, Inc. ("LMI"), another wholly-owned subsidiary of LFC, served as asset manager for Liberte and provided all management and administrative services to Liberte. None of STL, LFC or LMI are affiliates of the Company or Wexford.

     At the time of the consummation of Liberte's Plan of Reorganization after giving effect to a payment of principal on the date thereof, Liberte had bank loans outstanding in the aggregate principal amount of $81,836,410 under the credit facilities: (i) a revolving credit agreement, dated as of October 26, 1988, among Liberte, L&N Consultants, Inc., Naples Canta Mar, Ltd., the lenders listed on the signature pages thereof and The First National Bank of Chicago, as agent, in the original outstanding principal amount of $150,000,000 (the "Revolving Credit Agreement") and (ii) an amended and restated secured credit agreement, dated as of April 30, 1990, among Liberte, L&N Consultants, Inc., Naples Canta Mar, Ltd., the lenders listed on the signature pages thereof and The Bank of New York and The Chase Manhattan Bank, N.A., as representatives for such lenders, in the original outstanding principal amount of $220,000,000 (the "Secured Credit Agreement" and together with the Revolving Credit Agreement, the "Prior Credit Agreements"). Also, at the time of the consummation of Liberte's Plan of Reorganization, Liberte had outstanding $100,000,000 principal amount of 10 1/2% subordinated notes (the "Subordinated Notes") due June 1, 1993 under an Indenture, dated as of June 1, 1988, as modified by a First Supplemental
Indenture, dated as of December 15, 1989 and an Instrument of Resignation, Appointment and Acceptance, dated as of December 15, 1989 (the "Subordinated
Note Indenture"). Shawmut Bank Connecticut, National Association was the trustee under the Subordinated Note Indenture (the "Subordinated Note Indenture Trustee").

     Liberte failed to make the interest payment and principal repayment due on June 1, 1993 on the Subordinated Notes and failed to repay its senior indebtedness under the Prior Credit Agreements on its due date of April 1, 1993. On October 25, 1993, Liberte filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court entered a confirmation order, dated January 24, 1994 (the "Confirmation Order"), confirming Liberte's Plan of Reorganization. Liberte's Plan of Reorganization was consummated on April 7, 1994 (the "Effective Date").

     The following summarizes the material events relating to the Company. Pursuant to Liberte's Plan of Reorganization, on the Effective Date:

     (i) the holders of the Subordinated Notes (the "Subordinated Noteholders") became entitled to receive 100 shares of Common Stock for each $1,000 in principal amount of Subordinated Notes upon surrender of the Subordinated Notes to the Subordinated Note Indenture Trustee;

    (ii) the Company issued 300,000 shares of its Series I Preferred Stock, par value $.01 per share (the "Series I Preferred Stock"), to Liberte upon receipt of $300,000 in cash;

   (iii) an asset swap was consummated under an asset exchange agreement (the "Asset Exchange Agreement"), dated as of March 31, 1994, and Liberte's Plan of Reorganization, pursuant to which (x) Liberte ceased to have any participation interest in certain mortgage loans and real estate investments (such loans and investments becoming wholly owned by STL), (y) Liberte transferred to the Company its participation in certain other mortgage loans and real estate investments (the "Swapped Assets") and (z) the Company received 100% direct ownership in the Swapped Assets to the extent of Liberte's and STL's combined interest;

    (iv) the Company assumed a mortgage in the approximate amount of $6,000,000 in connection with the transfer of the Cross Creek Business Center to the Company. See "Properties";

     (v) the Company assumed Liberte's then outstanding debt under the Prior Credit Agreements which was restructured into a principal amount of $81,836,000 pursuant to a new credit agreement (the "Credit
            Agreement"), dated as of March 31, 1994, among the Company, the secured lenders listed in Schedule I thereto (the "Secured Lenders") and Shawmut Bank Connecticut, National Association, as administrative agent (the "Administrative Agent"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources";

    (vi)    Liberte  purchased  from the Secured  Lenders  $6,000,000  principal
            amount  of  the  foregoing   $81,836,000  principal  amount  of  the
            indebtedness under the Credit Agreement;

   (vii) the Company entered into an asset management agreement (the "LMI Management Agreement") with LMI, dated as of March 31, 1994, pursuant to which LMI was engaged as the manager of the Company's assets;(4)



- - --------

4) Wexford assumed certain of LMI's duties as asset manager of the Company on September 12, 1994, when notice of termination of the LMI Management Agreement was given by the Company to LMI. The termination became effective on November 11, 1994. See "-- Wexford Management Agreement" and "Certain Relationships and Related Transactions -- Wexford Management Agreement".

     (viii) Bear Stearns Real Estate Group, Inc. ("Bear Stearns Real Estate") became the portfolio manager of the Company's assets pursuant to a portfolio management agreement between the Company and Bear Stearns Real Estate, dated as of April 7, 1994 (the "Portfolio Management Agreement");(5) and

     (ix) the Company entered into a two year consulting agreement (the "Consulting Agreement") with Liberte, dated as of March 31, 1994, pursuant to which Liberte provided certain consulting and advisory services to the Company by making available to the Company matters within the knowledge of Liberte in respect of the Swapped Assets for an aggregate fee of $700,000. The Consulting Agreement was terminated, effective as of December 31, 1994, by the Company.

Competition

     There are numerous commercial developers, insurance companies, pension funds, investment companies, real estate investment trusts and other owners of real estate that compete with the Company in seeking prospective tenants, land for development and properties for acquisition. These institutions may have greater financial resources, larger staffs and longer operating histories than the Company. In competing with such institutions for acquisitions, the Company expects to focus on smaller properties or distressed properties that, in its judgment, provide opportunities. In addition, the Company may, from time to time, enter into joint venture relationships with other institutions where the Company believes that such relationships are appropriate.

     In addition, in its ongoing effort to liquidate certain mortgage loans and real estate investments as discussed under "-- Operating Plan", the Company competes with commercial banks, savings and loan associations, mortgage bankers and other financial institutions that are seeking to sell their own portfolios of mortgage loans and foreclosed real estate.

Industry Segment

     The business of the Company involves only one industry segment. The Company has no foreign operations and its business is not seasonal.

Employees

     The Company does not have any employees. The Manager provides all of the administrative personnel required by the Company. See "-- Wexford Management
Agreement" and "Certain Relationships and Related Transactions -- Wexford Management Agreement".






- - --------

(5) Wexford assumed Bear Stearns Real Estate's duties as portfolio manager of the Company when the Portfolio Management Agreement was terminated, effective as of May 3, 1994, by the Company.

Item 2.       PROPERTIES.

Operating Real Estate

     The Company owns 15 properties as of December 31, 1995 which it intends to operate for the production of income. Such properties have been categorized as Operating Real Estate Properties. These properties are located in nine states and the District of Columbia and total approximately 1,659,000 square feet of net rentable area, of which ten are retail properties (1,139,000 square feet), three are office properties (281,000 square feet), one is a multi-family property (166,000 square feet) and one is a warehouse property (73,000 square feet). The Operating Real Estate Properties have a diversified mix of national, regional and local tenants, with no single tenant accounting for more than 10% of the Company's revenues or total gross leasable area. The Company's retail tenants include, among others, supermarkets, discount department stores and many types of small businesses. The Company's office tenants include, among others, insurance companies, law firms and financial services companies.

     All of the Operating Real Estate Properties are owned in fee except for the Executive Airport Business Center which is held under a long-term ground lease expiring January 14, 2035 (subject to renewal at the option of the Company until 2045) and Cortez Plaza which is partially owned in fee (14.93 acres) and partially subject to two ground leases for the remaining 11.27 acres, one lease expiring in 2030 and the other lease expiring in 2017 which is subject to renewal at the option of the Company until 2030. Under the terms of the ground lease for Executive Airport Business Center, the Company is obligated to pay rent of $121,380 per annum. This amount adjusts every five years commencing August 1, 1996 by the lesser of (i) the increase in the Consumer Price Index, as defined, over the 5-year term, or (ii) 25%. Under the terms of the ground leases for Cortez Plaza, the Company is obligated to pay rent of $55,686 per annum, which adjusts annually by the change in the Consumer Price Index, as defined.

     The following is a description of the Operating Real Estate Properties as of December 31, 1995:


NAME AND LOCATION                      GENERAL DESCRIPTION
_________________                      ___________________

Retail Properties:

ABCO Plaza                             120,864   square   foot  strip
Phoenix,  Arizona                      shopping center constructed in
                                       1988  and  situated  on  15.36
                                       acres of land. The property is
                                       anchored  by ABCO  Market  and
                                       Osco Drugs.  The  property was
                                       88% leased.

Cimarron Plaza                         101,866   square   foot  strip
Bedford, Texas                         shopping  center built in 1983
                                       and   renovated  in  1992  and
                                       situated   on  9.96  acres  of
                                       land. The property is anchored
                                       by   Albertson's,   which   is
                                       independently    owned.    The
                                       property was 93% leased.

NAME AND LOCATION                      GENERAL DESCRIPTION
_________________                      ___________________

Cortez Plaza                           289,612   square   foot  power
Bradenton, Florida                     shopping center constructed in
                                       1966 and renovated in 1988 and
                                       situated   on  26.2  acres  of
                                       which   14.93  acres  are  fee
                                       owned  and  11.27   acres  are
                                       subject to two ground  leases.
                                       The  property  is  anchored by
                                       Montgomery    Ward,    Publix,
                                       Circuit  City  and  Walgreens.
                                       The property was 98% leased.

Greenway Village Square                60,233   square   foot   strip
Phoenix, Arizona                       shopping center constructed in
                                       1976 and renovated/expanded in
                                       1989  and   situated  on  5.98
                                       acres of land. The property is
                                       anchored  by K-Mart,  which is
                                       independently owned, Furniture
                                       Depot  and   Factory  2U.  The
                                       property was 92% leased.

Home Center Village                    110,734   square   foot  strip
Atlanta,  Georgia                      shopping center constructed in
                                       1987 and 1992 and  situated on
                                       17.34   acres  of  land.   The
                                       property    is   anchored   by
                                       Levitz,  Haverty's,  which are
                                       both independently owned, Drug
                                       Emporium,  Cineplex  Odeon and
                                       Pier One. The property was 99%
                                       leased.

Riverbend Shopping Center              51,848   square   foot   strip
Pennington Gap, Virginia               shopping center constructed in
                                       1987  and  situated  on  8.637
                                       acres of land. The property is
                                       anchored by Piggly  Wiggly and
                                       Rite Aid. The property was 71%
                                       leased.

NAME AND LOCATION                      GENERAL DESCRIPTION
_________________                      ___________________

Riverwood Plaza                        83,003   square   foot   strip
Port Orange, Florida                   shopping center constructed in
                                       1984 and 1990 and  situated on
                                       14.77   acres  of  land.   The
                                       property  is  anchored by Winn
                                       Dixie   and   Walgreens.   The
                                       property was 85% leased.

                                       Winn  Dixie has signed a lease
                                       modification   which   expands
                                       their store from 30,625 square
                                       feet to 47,725 square feet and
                                       provides for a remaining  term
                                       of 20 years.  The  Company has
                                       incurred        costs       of
                                       approximately        $200,000,
                                       primarily in  connection  with
                                       relocating   certain  tenants.
                                       The  remaining  costs  to  the
                                       Company  are  estimated  to be
                                       approximately $100,000.

Shoppes at Cloverplace                 54,063   square   foot   strip
Palm Harbor, Florida                   shopping  center built in 1987
                                       and  situated on 7.06 acres of
                                       land.  The  property  was  74%
                                       leased.

Southern Plaza                         89,134   square   foot   strip
Rio Rancho, New Mexico                 shopping  center built in 1986
                                       and  situated  on 9.9 acres of
                                       land. The property is anchored
                                       by  Walgreens  and True  Value
                                       Hardware. The property was 70%
                                       leased.  In January 1996,  the
                                       Company   acquired   a  vacant
                                       43,000  square foot  building,
                                       located  in   Southern   Plaza
                                       Shopping Center, for $800,000.

Stuart Square                          178,090   square   foot  strip
Stuart, Florida                        shopping center constructed in
                                       1972 and 1986 and renovated in
                                       1993/1994   and   situated  on
                                       16.42   acres  of  land.   The
                                       property  is  anchored by Winn
                                       Dixie, Old American and Gold's
                                       Gym.   The  property  was  87%
                                       leased.

NAME AND LOCATION                      GENERAL DESCRIPTION
_________________                      ___________________

Office Properties:

Cross Creek Business Center            Three  story,  116,895  square
Deerfield, Illinois                    foot      office      building
                                       constructed    in   1987   and
                                       situated   on  7.45  acres  of
                                       land.  The  property  was  98%
                                       leased.

Harbor Bay Business Park               Two story,  50,000 square foot
Alameda, California                    office building constructed in
                                       1989  and   situated  on  2.75
                                       acres  of land.  The  property
                                       was 100% leased.

1025 Vermont Avenue                    A twelve story, 113,807 square
Washington, DC                         foot      office      building
                                       (including a two story,  below
                                       grade    parking    structure)
                                       constructed   in   1964,   and
                                       renovated    in   1988,    and
                                       situated on .28 acres of land.
                                       The property was 92% leased.

Multi-Family Properties:


Bayshore Club Apartments               Two story,  200 unit apartment
Naples, Florida                        complex   comprising   165,600
                                       square  feet  in 16  buildings
                                       constructed    in   1976   and
                                       renovated in 1991 and situated
                                       on 32.27  acres  of land.  The
                                       property was 74% leased.

Warehouse Properties:

Executive Airport Business Center      Single  story,  72,573  square
Fort Lauderdale, Florida               foot    industrial    building
                                       constructed    in   1986   and
                                       situated on 6.09 acres of land
                                       leased  from  the City of Fort
                                       Lauderdale.  The  property was
                                       89% leased.

Assets Held for Sale

     As of December 31, 1995, the Company owned land, undeveloped properties, properties in various stages of development, certain operating properties under contract for sale and a mortgage loan which was sold in January 1996 with an aggregate net asset value of $31,707,000. It is the Company's intention to sell or otherwise liquidate these assets over such period of time as is necessary to realize maximum value for these assets.

     The following sets forth the Company's Assets Held for Sale by type of property and geographic location:

                                 # of Properties         Description           Locations
                                 ---------------         -----------           -----------
Land                                    10               306 acres             CA,GA,IL,TX
Single-Family Lots                       7               623 lots              CA,TX
Completed Properties:
 Multi-family                            2               454 units             OK,TX
 Shopping Center/Retail                  3               166,990 sq. ft.       GA,IL,TX
 Single Family                           3               10 units              CA
 Industrial/Warehouse                    1               43,925 sq. ft.        CA
 Condominiums                            1               9 units               FL
Mortgage Loan                            1               Earning               AR

         The following is a description of the Assets Held for Sale as of December 31, 1995:

NAME AND LOCATION                       GENERAL DESCRIPTION
_________________                       ___________________

Barrington Hills                        Two  story,  180 unit  complex
Edmond, Oklahoma                        containing 122,380 square feet
                                        in 10 buildings constructed in
                                        1980 and situated on 9.2 acres
                                        of land.  The property was 98%
                                        leased and was sold in January
                                        1996  for  $3,729,000,  net of
                                        closing costs.

Chico Land                              87  acres  of land  zoned  for
Chico, California                       residential use.

Copper Creek Apartments                 Three    story,    274    unit
Fort Worth, Texas                       apartment  complex  comprising
                                        206,036   square  feet  in  14
                                        buildings  constructed in 1986
                                        and situated on 12.46 acres of
                                        land.  The  property  was  90%
                                        leased.

Corinth Lots                            One single family lot.
Corinth, Texas

Crimson Ridge Tract II Land             90  acres  of land  zoned  for
Everman,  Texas                         residential use.

Fort Worth Land #1                      Nine  acres of land  zoned for
Fort Worth,  Texas                      multi-family use.

Fort Worth Land #2                      13  acres  of land  zoned  for
North Richland Hills,  Texas            commercial use.

NAME AND LOCATION                      GENERAL DESCRIPTION
_________________                      ___________________

Fort Smith Quarry                       First mortgage loan secured by
Fort Smith, Arizona                     a    198,869    square    foot
                                        community   shopping   center.
                                        This mortgage loan was sold in
                                        January  1996 for net proceeds
                                        of $6,197,000.

Hanover Park                            Five  acres of land  zoned for
Hanover Park, Illinois                  commercial use.

Hunterwood Village Land                 42  acres  of land  zoned  for
Houston, Texas                          residential use.

Kirkwood/Huntington                     Nine  acres of land  zoned for
Glen Land Houston, Texas                residential use.

Lake Elsinore Land Lake                 400 single family lots.
Elsinore, California

Lancaster Lots #1                       16 single family lots.
Lancaster, California

Lancaster Lots #2                       Three      single       family
Lancaster, California                   residences.

Olympia Corners Shopping Center         113,550   square   foot  strip
Olympia Fields, Illinois                shopping  center built in 1987
                                        and situated on 13.92 acres of
                                        land. The property is anchored
                                        by Jewel Osco and Giant  Auto.
                                        The property was 95% leased.

P & V Enterprises                       59 single family lots.
Palmdale, California

P & V Enterprises                       One single family residence.
Palmdale, California

P & V Enterprises                       One single family residence.
Quartz Hills, California

Park East Condominiums                  Nine condominium units.
Pinnellas Park, Florida                .

Pike Plaza                              27,426   square   foot   strip
Lawrenceville, Georgia                  shopping center constructed in
                                        1986  and   situated  on  2.73
                                        acres  of land.  The  property
                                        was 81% leased and was sold in
                                        February  1996  for  $773,000,
                                        net of closing costs.

Ramser Development Company              43,925 square foot warehouse.
San Diego, California

NAME AND LOCATION                      GENERAL DESCRIPTION
_________________                      ___________________

River Plantation                        93 single family lots.
Conroe, Texas

San Antonio Land #4                     11  acres  of land  zoned  for
San Antonio, Texas                      multi-family use.

Southridge Plaza                        26,014   square   foot   strip
Denton, Texas                           shopping center constructed in
                                        1988  and   situated  on  3.53
                                        acres  of land.  The  property
                                        was 89% leased.

Stone Mountain Land                     Nine  acres of land  zoned for
Stone Mountain, Georgia                 residential use.

University Park Lots #1                 30 single family lots.
Lancaster, California

University Park Lots #2                 27 single family lots.
Lancaster, California

Valley Creek Subdivision Land           29  lots  of  land  zoned  for
Mesquite, Texas                         residential use.

     Substantially all of the Company's assets are subject to a security interest granted to the Secured Lenders in connection with the Company's obligations under the Credit Agreement. See "Management's Discussion and
Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources", Note G of the Notes to Consolidated Financial Statements contained in Item 8 hereof and Schedule III contained in Item 14 hereof. The Cross Creek Business Center and Barrington Hills properties are subject to mortgages of $5,832,000 and $2,302,000, respectively. See Note H of the Notes to Consolidated Financial Statements contained in Item 8 hereof.

Significant Properties

     Cortez Plaza represents in excess of 10% of the historical cost of real estate as of December 31, 1995 and December 31, 1994. Both Cortez Plaza and Cross Creek Business Center represented 10% or more (but not greater than 15%) of the total gross revenue for the year ended December 31, 1995 and the period from April 7, 1994 (commencement of operations) through December 31, 1994, respectively.

                                                                       Cross Creek
Percentage leased as of:                Cortez Plaza                   Business Center
- - ------------------------                ------------                   ---------------
December 31, 1991                             82%                              85%
December 31, 1992                             90%                              98%
December 31, 1993                             92%                              94%
December 31, 1994                             95%                             100%
December 31, 1995                             98%                              98%
The average annual net effective
rental income per square foot(6)                                       Cross Creek
for the year-ended December 31:         Cortez Plaza                   Business Center
- - --------------------------------        ------------                   ---------------
           1991                             $4.28                        $13.16
           1992                             $5.57                        $15.08
           1993                             $6.37                        $16.30
           1994                             $7.34                        $16.58
           1995                             $9.23                        $17.26

         At Cortez Plaza and Cross Creek Business Center, three and two tenants, respectively, occupy in excess of 10% of the rentable square footage. The following summarizes the principal lease terms of these tenants:

                                                Cortez Plaza

                                                Expiration Date          1995 Minimum             Renewal
Tenant Name                  Sq. Ft.            of Lease                 Rent Per Sq. Ft.(7)      Options
- - -----------                  -------            ---------------          -------------------      -------
Circuit City                 32,510             1/31/10                        $8.34              4, 5-year
(an appliance and                                                                                 options
electronics retailer)

Montgomery Ward              84,984             8/31/12                        $5.10              5, 5-year
(a discount depart-                                                                               options
ment store)

Publix                       42,112             4/30/08                        $5.65              4, 5-year
(a supermarket)                                                                                   options

- - ------------
(6)       After give backs and concessions.

(7) Represents the base rent payable under the lease terms, excluding any escalations, consumer price index increase or other miscellaneous charges.

                                        Cross Creek Business Center

                                                Expiration Date          1995 Minimum             Renewal
Tenant Name                  Sq. Ft.            of Lease                 Rent Per Sq. Ft.(7)      Options
- - -----------                  -------            ---------------          -------------------      -------
FGM Rental, Ltd.             11,830             8/31/02                       $17.25              N/A
(an equipment
  rental company)

Clark Boardman               71,572            12/31/02(8)                    $18.31              N/A
Callahan
(a legal publishing
  company)

         Scheduled lease expirations during the next ten years at the two properties are as follows:

                                                Cortez Plaza
                                                                                          Percent of 1995
                                                              1995                        Annualized
                                                              Annualized                  Minimum Rent
Lease             Number             GLA of                   Minimum Rent                Represented
Expiration        Leases             Expiring                 Under Expiring              by Expiring
Year              Expiring           Leases (sq. ft.)         Leases (7)                  Leases
- - ----------        --------           ----------------         --------------              ---------------
1996                 4                    4,150                   $ 47,000                      1.8%
1997                 6                   12,368                    130,000                      5.1
1998                 2                    5,279                     53,000                      2.1
1999                 6                   30,010                    350,000                     13.6
2000                 4                    4,998                     65,000                      2.5
2001                 2                    7,500                     73,000                      2.9
2005                 1                    8,768                     70,000                      2.7
                    --                   ------                   --------                     ----
Total               25                   73,073                   $788,000                     30.7%
                    ==                   ======                   ========                     =====
                                            Cross Creek Business Center

1996                 2                    5,257              $      92,000                      4.6%
1997                 8                   23,092                    379,000                     19.2
2002                 2                   83,402                  1,515,000                     76.2
                    --                  -------              -------------                    -----
Total               12                  111,751              $   1,986,000                    100.0%
                    ==                  =======              =============                    =====

- - ------------
(8)       Tenant has  the   right to  terminate  the lease on  1/31/98 by giving
          notice by 7/31/96.

         Components of historical cost of each of these two properties on a federal tax basis are as follows:

                                                                        Cross Creek
                                    Cortez Plaza                        Business Center
                                    ------------                        ---------------
Federal tax basis as of
  December 31, 1995                $   18,780,000                       $    13,552,000

Method of depreciation              straight line                         straight line

Depreciable life                      15-39 years                           15-39 years

Realty tax rate                              2.0%                                  6.8%

Annual realty taxes                $      282,000                       $       235,000

         The Company believes that the insurance maintained on these properties is adequate to cover any loss or damage to the properties.

Environmental and Other Regulatory Matters

         Under various federal, state and local laws and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's or operator's ability to sell such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility. Certain laws impose liability for release of asbestos into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to asbestos. In connection with its ownership and operation of the Company's assets, the Company, LMI or Wexford, as the case may be, may be potentially liable for such costs.

         Although none of the Company's assets have been subject to environmental assessments in connection with the transfer contemplated by Liberte's Plan of Reorganization, the Company believes that many of such assets have been subject to some level of environmental assessments by Liberte.

         From time to time, the Company's predecessor was advised of potential environmental hazards relating to certain of its properties. When deemed material, LMI undertook remediation efforts. Based upon the reports of LMI, the Company believes that generally its assets are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances.

         Under the Americans with Disabilities Act ("ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. No assurances can be given as to the actual costs that the Company could incur in complying with the ADA.

Item 3.       LEGAL PROCEEDINGS.

         The Company is involved in certain legal proceedings arising in the ordinary course of it's business. Although the ultimate disposition of these proceedings is not determinable, management does not believe that such claims or proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition or operations.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 19, 1995, the Company held a special meeting of stockholders at the offices of the Company. At such meeting, the stockholders voted upon the following proposals: (1) approval of the voting rights of certain of the shares of Common Stock beneficially owned by entities related to Heine Securities that may have been precluded from voting under the Maryland General Corporation Law (the "MGCL"); (2) approval of the voting rights of certain of the shares of Common Stock beneficially owned by entities related to Farallon Capital Management, Inc. that may have been precluded from voting under the MGCL; (3) adoption of amendments to and restatement of the Company's Charter, which amendments, among other things, allow approval of certain extraordinary actions by a majority vote of stockholders; (4) election of directors; and (5) ratification of appointment of Deloitte & Touche LLP as independent auditors for the year ended December 31, 1995. The votes cast on each of the above proposals were as follows:

                                                                            Votes Cast
                                            --------------------------------------------------------------------
                                                                                         Withheld       Broker
Proposals                                        For         Against         Abstain       Votes       Non-Votes
- - ---------                                   ---------        --------        -------     ---------     ---------
Proposal No. 1                              4,863,075          20,200          -              -                -

Proposal No. 2                              5,477,775          20,200          -              -                -

Proposal No. 3
   a.  Article V, Section 3 and 4           8,759,375         298,000          -              -                -
   b.  Article VI                           9,034,875          22,500          -              -                -
   c.  Article VII                          9,034,875          22,400          -              -                -
   d.  Article VIII, Section 1              8,521,725         535,650          -              -                -
   e.  Article VIII, Section 2              8,521,725         535,650          -              -                -
   f.  Article VIII, Section 3              8,800,125         257,250          -              -                -
   g.  Article IX                           8,799,725         257,650          -              -                -

                                                                            Votes Cast
                                            --------------------------------------------------------------------
                                                                                         Withheld       Broker
Proposals                                        For         Against         Abstain       Votes       Non-Votes
- - ---------                                   ---------        --------        -------     ---------     ---------
Proposal No. 4
   Charles E. Davidson                      9,036,375               -          -              -           21,000
   Joseph M. Jacobs                         9,036,375               -          -              -           21,000
   Karen M. Ryugo                           9,036,375               -          -              -           21,000
   Vance C. Miller                          9,036,375               -          -              -           21,000
   Lawrence Howard, M.D.                    9,036,375               -          -              -           21,000
   Jeffrey A. Altman                        9,036,375               -          -              -           21,000

Proposal No. 5                              9,051,775           5,600          -              -                -

         All of the above proposals were adopted with the exception of Proposal No. 3 (g), Article IX relating to a proposed amendment allowing business combinations between the Company and an interested stockholder.

                                     PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
              MATTERS.

         The Company's Common Stock commenced trading on the NASDAQ SmallCap Market on January 23, 1995 under the symbol RPIA. Set forth below (rounded to the nearest $.01) are the high and low closing bid prices for the Common Stock since January 23, 1995, as reported by the NASDAQ/SmallCap Market. The prices reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

            Fiscal Year 1995                      High                   Low
            ----------------                      ----                   ---

Fourth Quarter.......................            $8.38                   $8.00
Third Quarter........................            $8.00                   $7.63
Second Quarter.......................            $7.88                   $7.50
First Quarter
   (from January 23).................            $7.75                   $6.50

As of February 29, 1996, there were 45 shareholders of record of the Common Stock. The Common Stock is traded through the Depository Trust Company, which lists broker-dealers and bank participants as owning shares of the Common Stock. As a consequence, the Company believes that the actual number of owners of the Common Stock is substantially in excess of 45. The Company has not paid any dividends with respect to its Common Stock and does not, for the foreseeable future, expect to pay dividends with respect to its Common Stock. The Credit Agreement contains certain restrictions on the Company's ability to pay dividends. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note G of the Notes to Consolidated Financial Statements contained in Item 8 hereof.

Item 6.       SELECTED FINANCIAL DATA

          The following table sets forth selected consolidated financial data at the end of and for the periods indicated. The selected consolidated financial data for Liberte (the Company's predecessor) for the fiscal years ended June 30, 1991, 1992 and 1993 and for the nine months ended March 31, 1994 have been derived from Liberte's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, respectively. Such selected financial data are included in the excerpts from the foregoing Form 10-K and 10-Q filed as Appendix I to this Form 10- K. The Company's selected consolidated statement of operations for the period from April 7, 1994 (commencement of operations) through December 31, 1994 and the year ended December 31, 1995 and the selected consolidated balance sheet data as of April 7, 1994, December 31, 1994 and December 31, 1995 have been derived from the Company's consolidated financial statements which have been audited by the Company's independent auditors, Deloitte & Touche LLP. Those financial statements, other than the April 7, 1994 balance sheet data, have been included elsewhere in this Form 10-K.

                                            THE COMPANY                                           LIBERTE
                             ------------------------------------------         -----------------------------------------
                                                                                Nine Months
                                   Year               Period from                  Ended
                              Ended December     April 7, 1994 through           March 31,         Year Ended June 30,
                             December 31, 1995    December 31, 1994                1994         1993       1992     1991
                             -----------------    -----------------                ----         ----       ----     ----
                             (in thousands, except per share amounts)            (in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues....................     $23,857                $14,995                   $ 9,519     $15,115    $19,763   $42,193
Interest expense............       6,438                  4,546                     7,600      16,295     20,515    36,537
Write-downs for impairment
  of value and loan losses..       9,005                  8,460                     3,175      15,150     32,000    62,100
Extraordinary gain..........         839                      -                         -           -          -         -
Reorganization costs, net...           -                      -                    (5,211)          -          -         -
Net loss....................      (7,156)               (12,239)                  (15,694)    (34,672)   (43,141)  (66,346)
Net loss per common share...        (.72)                 (1.22)                    (1.29)      (2.94)     (3.68)    (5.67)
Cash dividends declared
 per common share...........           -                      -                         -           -          -         -

BALANCE SHEET DATA:               December 31,                                                           June 30,
                                 --------------        April 7,                  March 31,       -----------------------
                                 1995      1994          1994                      1994          1993      1992     1991
                                 ----      ----        ---------                   ----          ----      ----     ----
Total assets................  $155,863    $183,247     $194,704                    $248,354  $261,575   $337,527  $451,053
Debt........................    66,032      85,316       87,836                     183,127   187,725    234,057   303,223
Redeemable preferred stock..       300         300          300                           -         -          -         -
Shareholders' equity........    81,701      88,885      101,145                      48,506    63,591     98,333   141,309

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following section includes a discussion and analysis of the results of the Company for the year ended December 31,1995 and the period from April 7, 1994 (commencement of operations) through December 31, 1994. The discussion and analysis of the historical results of Liberte for the years ended June 30, 1991, 1992 and 1993 and for the nine months ended March 31, 1994 are set forth in the excerpts from the Annual Report on Form 10-K of Liberte for the fiscal year ended June 30, 1993 and the Quarterly Report on Form 10-Q of Liberte for the quarter ended March 31, 1994 attached as Appendix I to this Form 10-K.

         The Company commenced operations on April 7, 1994. Although there was a change in the control of the assets transferred to the Company, in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company did not qualify to use Fresh Start Reporting because the reorganization value of Liberte's assets immediately before the confirmation of Liberte's Plan of Reorganization was greater than the total of all post-petition liabilities and allowed claims. Therefore, the Company initially valued its assets at Liberte's net carrying value.

         The Company has  classified the Swapped Assets (as defined in "Business
- - -- Background") into four categories:  Operating Real Estate Properties, Earning
Loans,  Non-Earning  Loans,  and Assets Held for Sale.  As of December 31, 1995,
approximately  66.2% in value of the Company's  real estate assets  consisted of operating real estate  properties.  Liberte  accounted for all of its foreclosed real estate as Assets Held for Sale in accordance with the AICPA's  Statement of
Position  92-3,  "Accounting  for Foreclosed  Assets ("SOP 92-3").  The net cash activity  from the  foreclosed  assets was recorded in Liberte's  statements  of operations.

Results of Operations - General

         The Company's current objective is to maximize shareholder value through (i) actively managing its real estate and mortgage portfolio to optimize both cash flow and capital appreciation, (ii) selectively disposing of certain assets and (iii) acquiring interests in real property and mortgages offering superior profit potential. The Company believes that the market price of the Common Stock is trading at prices below market value of the Company's assets net of its liabilities. Accordingly, the Company has undertaken an analysis of its operating and financial activities to consider alternative strategies that, consistent with the objective of maximizing long-term shareholder value, as indicated above, will increase the market price of the Common Stock. Strategies that the Company may pursue would include, but would not be limited to, changes in the composition of the Company's asset portfolio, business combinations, the disposition of significant portions of the Company's assets, the sale of the Company or the liquidation of the Company.

         The Company has disposed of a portion of its current portfolio. The future performance of the Company's portfolio of assets will be subject to prevailing economic conditions and to financial, business and other factors, including the future performance of the real estate market, the availability of financing to prospective asset purchasers and to other factors beyond the Company's control. For these reasons, the results of the Company's operations from period to period may not be comparable.

         As a result of the impact of the consummation of Liberte's Plan of Reorganization, including the retention by Liberte of approximately 15% of the net carrying value of its total assets upon its emergence from bankruptcy, the different accounting treatment for most of the real estate properties transferred to the Company from Liberte and the different debt structure of the Company, the results of operations of the Company are not comparable to the historical operations for Liberte; therefore, such a comparison is not presented. For a discussion of the historical operations of Liberte, see Appendix I to this Form 10-K.

Year Ended December 31, 1995 Compared to the Period April 7, 1994
(Commencement of Operations) Through December 31, 1994

         The net loss for the year ended December 31, 1995 decreased to $7,156,000 from $12,239,000 for the period from April 7, 1994 (commencement of operations) through December 31, 1994 primarily due to greater total revenues and the extraordinary gain resulting from purchases of interests in its Senior Debt for the year ended December 31, 1995, partially offset by greater total expenses for the year ended December 31, 1995.

         Total revenues increased $8,862,000 for the year ended December 31, 1995, primarily due to an increase in revenues from its operating real estate properties of $8,723,000. This increase in revenues is due to the acquisition of three operating properties (Barrington Hills, Stuart Square and 1025 Vermont Avenue), two of which were acquired in late December 1994 and one in February 1995 and because the prior period represents only nine months of operations.

         Investment income for the year ended December 31, 1995 decreased to $678,000 from $1,032,000 for the period ended December 31, 1994 primarily due to a lower amount of cash available for investment for the year ended December 31, 1995.

         Total expenses increased $4,618,000 for the year ended December 31, 1995 as compared to the period ended December 31, 1994. Notwithstanding that the 1995 period was three months longer than the 1994 period, total expenses increased primarily due to expenses associated with the three operating properties acquired in late 1994 and early 1995, offset by a decrease in expenses of non-income producing assets and general and administrative expenses.

         Notwithstanding that the 1995 period was three months longer than the 1994 period, general and administrative expenses decreased to $1,028,000 for the year ended December 31, 1995 from $2,516,000 for the period ended December 31, 1994, primarily because the earlier period included $1,700,000 of non-recurring costs incurred in connection with the start-up of the Company's operations, consulting fees paid to Liberte under the Consulting Agreement which was terminated effective as of December 31, 1994 and the Company's efforts to register the Common Stock.

         The extraordinary gain of $839,000 in the current period is a result of the $13,353,000 face amount of Senior Debt that the Company purchased for approximately $12,514,000 (net of closing costs) throughout 1995.

         The Company monitors the value of its assets on a continuous basis to ascertain that the net carrying value of its assets reflect fair value based on current information available to the Company. Accordingly, for the year ended December 31, 1995, the Company recorded write-downs of $9,005,000 relating to the impairment of value of mortgage loans ($3,021,000) and assets held for sale ($5,984,000). For the period ended December 31, 1994 the Company recorded write-downs of $8,460,000 relating to the impairment of value of operating properties ($2,351,000), mortgage loans ($2,227,000) and assets held for sale ($3,882,000). Such write-downs were taken so as to reduce the net carrying value of these assets to amounts that in the Company's judgement reflect fair value. No independent appraisal of these assets has occurred or is contemplated. Since the determination of fair value is based on future economic events which are inherently subjective, the amounts ultimately realized may differ materially from the net carrying values as of December 31, 1995 and 1994.

         Upon consummation of Liberte 's Plan of Reorganization on April 7, 1994, Liberte's transferred to the Company substantially all of its assets. Thus, the Company began actively managing its portfolio of assets upon inception on April 7, 1994. This process of actively managing the portfolio has, in some cases, yielded improved market related information compared to that which was available at the time of the assumption of Liberte's assets. This information indicated that the fair value of certain assets was below their net carrying values. In this regard, the events or changes in circumstances which occurred for the year ended December 31, 1995 and the period April 7, 1994 through December 31, 1994 that have given rise to the write-downs for impairment indicated above include one or more of the following: (i) in the case of operating properties, management considered any changes in occupancy or desirability of the property and the Company's intended holding period, received information regarding sales or fair value information on comparable properties, and received non-binding offers from interested buyers for certain properties;
(ii) in the case of mortgage loans, management entered into negotiations and/or agreements for payoffs or workouts on certain mortgages, received non-binding offers for sale on certain mortgages or received new fair value information regarding the collateral; and (iii) in the case of assets held for sale, as a result of actively marketing such assets, the Company has recorded write-downs for impairment of asset value based on non-binding offers received, sales prices of comparable properties and sales prices for partial sales of properties. The portfolio of assets held for sale, excluding operating properties and mortgage loans under contract for sale, primarily consists of vacant, unimproved or partially improved, subdivided land which is typically sold off a few lots or parcels at a time. Consequently, as lots or parcels are sold, management adjusts the net carrying value of the remaining lots or parcels for each property to the lower of cost or fair value based on the sale prices of the lots or parcels sold. No active, formal market exists for a majority of the Company's portfolio of assets held for sale nor do these properties generate any cash flow. Consequently, the determination of fair value is extremely subjective.

         A discussion of the specific circumstances regarding material reserves recorded for the year ended December 31, 1995 and the period April 7, 1994 through December 31, 1994 is as follows (this discussion excludes changes in net carrying values resulting from capital improvements, sales, paydowns or depreciation):

Operating Properties

         Bay Shore Club Apartments, located in Naples, Florida, is a two story, 200 unit apartment complex comprising 165,600 square feet in 16 buildings that was constructed in 1976 and renovated in 1991 and is situated on 32.27 acres of land. The net carrying value of the property was $6,200,000 as of April 7, 1994. Based on a review of sales of comparable buildings in the immediate market area, it was determined that the fair value of the property was approximately $5,583,000 as of December 31, 1994. The fair value of this and comparable buildings is estimated at approximately $34 per square foot. Consequently, a write-down for impairment of value of $515,000 was recorded for the period ended December 31, 1994. No write-down was recorded during 1995.

         Riverbend Shopping Center, located in Pennington Gap, Virginia, is a 51,848 square foot strip shopping center that was constructed in 1987 and is situated on 8.637 acres of land. The net carrying value of the property was $1,693,000 as of April 7, 1994. It was determined that the fair value of the property was approximately $1,404,000 as of December 31, 1994 due to a decline in fair value caused by the December 1994 vacancy of a tenant that previously occupied 6,388 square feet of space and the relative lack of desirability of the center to major investors due to its remote mountain location. The fair value of this and comparable buildings is estimated at approximately $33 per square foot. Due to the decline in fair value, a write-down for impairment of value of $250,000 was recorded for the period ended December 31, 1994. No write-down was recorded during 1995.

         Riverwood Plaza, located in Port Orange, Florida, is a 83,003 square foot strip shopping center that was constructed in 1984 (Phase 1) and 1990 (Phase 2) and is situated on 14.77 acres of land. The net carrying value of the property was $4,934,000 as of April 7, 1994. Based on a review of comparable shopping centers in the market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was approximately $4,290,000 as of December 31, 1994. Consequently, a write-down of $505,000 was recorded as of December 31, 1994. No write-down was recorded during 1995.

         Cross Creek Business Center, located in Deerfield, Illinois, is a three story, 116,895 square foot office building that was constructed in 1987 and is situated on 7.45 acres of land. The net carrying value of the property was $11,888,000 as of April 7, 1994. Based on a review of comparable office buildings in the market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was approximately $11,547,000 as of December 31, 1994. The fair value of this and comparable buildings is estimated at approximately $99 per square foot. Consequently, a write-down for impairment of value of $107,000 was recorded for the period ended December 31, 1994. No write-down was recorded during 1995.

         Executive Airport Business Center, located in Fort Lauderdale, Florida, is a single story, 72,573 square foot industrial building that was constructed in 1986 and is situated on 6.09 acres of land. The net carrying value of the property was $3,747,000 as of April 7, 1994. Based on a review of similar industrial buildings in the market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was $3,708,000 as of December 31, 1994. The fair value of this and comparable buildings is approximately $51 per square foot. Consequently, a write-down for impairment of value of $92,000 was recorded for the period ended December 31, 1994. No write-down was recorded during 1995.

         Shoppes at Cloverplace, located in Palm Harbor, Florida, is a 54,063 square foot strip shopping center that was constructed in 1986 and is situated on 7.06 acres of land. The net carrying value of the property was $3,000,000 as of April 7, 1994. Based on sales of comparable strip centers in the area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was $2,826,000 as of December 31, 1994. The fair value of this and comparable buildings is approximately $52 per square foot. Consequently, a $119,000 write-down for impairment of value was recorded for the period ended December 31, 1994. No write-down was recorded during 1995.

Mortgage Loans

         Texas Waggoner, a first mortgage with an original principal balance of $1,700,000 and bearing interest at 6.0%, was due in May 1995. Management restructured the mortgage loan to a fixed interest rate of 8.5% and extended the maturity date to May 1998. The mortgage loan is secured by a 10,000 square foot stand alone retail center, located in the City of Fort Worth Texas. Based on a review of the fair value of the underlying property, it was determined that the fair value of the mortgage loan was $540,000 as of December 31, 1995. As a result, a write-down for possible loan loss of $603,000 was recorded during the fourth quarter of 1995 in order to reduce the net carrying value to $540,000.

         Robert K. Utley III is a first mortgage loan with an original principal balance of $1,046,000 bearing interest at 8% per annum and due in 1998. The mortgage loan went into default in June 1994 when the borrower discontinued making monthly payments of principal and interest. The net carrying value of the mortgage loan prior to the write-down for impairment was $953,000. During the third quarter of 1995, management entered into negotiations to settle the loan for $500,000. As a result, a write down for possible loan loss of $453,000 was recorded during the quarter ended September 30, 1995 in order to reduce the net carrying value to $500,000. During the fourth quarter of 1995, management negotiated a settlement of the loan for $250,000 and the sale of the underlying collateral for $125,000. As a result, a write-down for possible loan loss of $125,000 was recorded during the fourth quarter of 1995 in order to reduce the net carrying value to $375,000. In February 1996, the $250,000 payment was received.

         Summerhill Del Ray, a first mortgage loan with an original principal balance of $1,395,000 and bearing interest at prime plus 1% per annum, went into default in September 1993. The mortgage loan is secured by twenty single family lots located in Riverside, California. The net carrying value of the mortgage loan prior to the write-down for impairment was $204,000. Based on a review of the fair value of the underlying property, it was determined that the fair value of the mortgage loan was $30,000 as of December 31, 1995. As a result, a write-down for possible loan loss of $174,000 was recorded during the fourth quarter of 1995 in order to reduce the net carrying value to $30,000.

         Lievan J. VanReit, a first mortgage loan with an original principal balance of $750,000 and bearing interest at prime plus 1 1/2% per annum, was due in June 1995. An appraisal performed on the collateral revealed a fair value of approximately $324,000. Preliminary negotiations with the borrower to repay the loan in full for approximately $350,000 were held. The net carrying value of the mortgage was $499,000 as of April 7, 1994. Consequently, a write-down for possible loan losses of $150,000 was recorded as of December 31, 1994 to bring the net carrying value of the loan to $324,000. In June 1995 the mortgage was paid off in full for a negotiated settlement of $324,000.

         Centerpointe, a second mortgage loan with an original principal balance of $2,996,000 and bearing interest at 7.25% per annum, went into default in August 1994. The loan was secured by a 65,745 square foot office building located in San Bernardino, California. The market for this type of "flex" office space weakened considerably between April 1994 and December 1994. The net carrying value of the mortgage was $1,901,000 as of April 7, 1994. Based on the fair value of the collateral less a first lien position of approximately $1,255,000 and the risk factor of a second mortgage position, it was determined that the fair value of the mortgage loan was approximately $1,149,000 as of December 31, 1994. Consequently, a write-down for possible loan losses of $735,000 was recorded for the period ended December 31, 1994. During the fourth quarter of 1995, the first mortgagee foreclosed on the underlying property and consequently, the Company's investment in the mortgage loan was completely lost. As a result, a write-down of $1,149,000 was recorded during the fourth quarter of 1995.

         KHB, a second mortgage loan with an original principal balance of $8,350,000 and bearing interest at 7% per annum, went into default in 1994. The net carrying value of the mortgage was $1,061,000 at December 31, 1994. Based on the projected amount of future cash flow, it was determined that the fair value of the mortgage loan was $119,000 as of December 31, 1994. As a result, a write-down for possible loan loss of $943,000 was recorded as of December 31, 1994. This mortgage loan was settled in full in June 1995 for net proceeds of $411,000.

         University Service Center, a first mortgage loan with an original principal balance of $3,300,000 and bearing interest at prime plus 1 1/2% per annum, was due in April 1994. Since then management has been negotiating a restructuring of the loan with the borrower. Under the terms of the proposed restructure agreement, the borrower would pay $34,000 of accrued interest and legal fees, the mortgage would accrue interest at 12% per annum, the borrower would pay 100% of the net cash flow of the underlying property toward interest and the loan maturity would be extended to September 30, 1996. The net carrying value of the mortgage was $2,412,000 at December 31, 1994. The mortgage loan is secured by a 92,000 square foot warehouse located in San Bernardino, California. Based on a review of comparable buildings in the immediate market area with similar occupancy levels, it was determined that the fair value of the collateral and of the mortgage loan was $2,317,000 as of December 31, 1994. The fair value of the underlying property and of comparable properties is estimated at approximately $25 per square foot. Consequently, a write-down for possible loan loss of $95,000 was recorded as of December 31, 1994. During 1995 management continued negotiating a restructuring of the mortgage loan with the borrower and entered into a third extension and modification agreement in December 1995. Based on the fair value of the collateral less costs and risks of converting the debt position to equity, an additional write-down of $517,000 was recorded during the fourth quarter of 1995 in order to reduce the net carrying value to $1,800,000.

Assets Held for Sale

         Since many of the Company's assets held for sale are homogeneous, consisting of vacant, unimproved or partially improved land, a detailed discussion of only material write-downs follows:

         Copper Creek, located in Fort Worth, Texas, is a three story, 274 unit apartment complex comprising 206,036 square feet in 14 buildings that was constructed in 1986 and is situated on 12.46 acres of land. The net carrying value of the property was $5,244,000 as of April 7, 1994. Management began actively marketing the property for sale in late 1994 and preliminary discussions with prospective purchasers yielded sale prices of approximately $4,400,000. Consequently, management recorded a $723,000 write-down for impairment of value as of December 31, 1994, bringing the net carrying value to $4,444,000. During the second quarter of 1995, management entered into negotiations for sale of the property for approximately $4,000,000 and recorded an additional write-down of $422,000 in connection therewith, bringing the net carrying value to $4,000,000 as of June 30, 1995. During the third quarter of 1995 management entered into a contract to sell the property for $4,000,000. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of September 30, 1995. During the fourth quarter of 1995, the Company entered into a new contract to sell the property for $3,700,000 including closing costs and an additional write-down of $157,000 was recorded during the fourth quarter of 1995 to reduce the net carrying value to $3,700,000.

         Pike Plaza, located in Lawrenceville, Georgia, is a 27,426 square foot strip shopping center that was constructed in 1986 and is situated on 2.73 acres of land. During the second quarter of 1995, negotiations were held with a prospective buyer to sell the property for $900,000. Since the net carrying value was in excess of the fair value, a write-down for impairment of value of $151,000 was recorded during the quarter ended June 30, 1995 in order to reduce the net carrying value to $900,000. During the third quarter of 1995, a contract was signed to sell the property for $775,000, including closing costs. As a result, an additional write-down for impairment of $118,000 was recorded during the third quarter of 1995. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of September 30, 1995. The property was subsequently sold in February 1996 for $773,000, net of closing costs.

         Southridge Plaza, located in Denton, Texas, is a 26,014 square foot strip shopping center that was constructed in 1988 and is situated on 3.53 acres of land. During the third quarter of 1995, a letter of intent was signed to sell the property for $3,100,000, including closing costs. As a result, a $330,000 write-down for impairment was recorded during the third quarter of 1995 in order to reduce the net carrying value to $3,100,000. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of September 30, 1995.

         The Fort Smith Quarry, a first mortgage loan with an original principal balance of $7,450,000 and bearing interest at 9% per annum, matures in January 2002. The net asset value was $7,353,000 as of April 7, 1994. The loan is secured by a 198,869 square foot community shopping center situated on 18.18 acres of land located in Fort Smith, Arkansas. Based on a review of the fair value of the underlying property, it was determined that the fair value of the mortgage loan was $7,150,000 as of December 31, 1994. Consequently, a write-down for possible loan loss of $171,000 was recorded for the period ended December 31, 1994. In the fourth quarter of 1995, management entered into a contract to sell the mortgage. Subsequently, the mortgage was sold in January 1996 for net proceeds of $6,197,000. As a result, the mortgage was reclassified on the consolidated balance sheet from an earning mortgage to an asset held for sale as of December 31, 1995 and a write-down of $900,000 was recorded to reduce the net carrying value to $6,197,000.

         Lake Elsinore, located in Lake Elsinore, California, consists of approximately 400 parcels of vacant land, primarily consisting of single family home sites. The property was transferred to the Company from Liberte subject to an existing accrued real estate tax liability. Because, in the opinion of management, the total outstanding tax liability approximates the fair value of the property, the Company has not paid the prior accrued real estate tax liability or the current taxes on such property. The Company's negotiations with various prospective buyers have focused on selling the property subject to the existing real estate tax liability plus cash. Local taxing authorities have expressed an interest in negotiating a settlement of the outstanding tax liability with prospective buyers in order to have the property developed and the new owner(s) pay current taxes. Based on negotiations with prospective buyers it was determined that the fair value of the property as of December 31, 1994, if sold subject to the outstanding real estate tax liability, was approximately $1,202,000. Consequently, a write-down for impairment of value of $1,068,000 was recorded for the period ended December 31, 1994 in order to reduce the net carrying value of the property to an amount that after subtracting the outstanding real estate tax liability would be equal to the estimated amount of net cash received in a sale (subject to the outstanding tax liability). No write-down was recorded during 1995.

         Lancaster Lots 1, located in Lancaster, California, consists of 16 single family lots. Based on negotiations with a prospective buyer it was determined that the estimated fair value of the property was approximately $40,000 as of December 31, 1995. As a result a write-down for impairment of value of $292,000 was recorded in the second quarter of 1995.

         Lancaster Lots 2, located in Lancaster, California, consisted of 26 single family homes as of December 31, 1994. The net carrying value of the property was $3,703,000 as of April 7, 1994. Based on an estimated average net selling price of approximately $88,000 per single family home, the estimated fair value of the property was approximately $2,290,000 as of December 31, 1994. Consequently, a $656,000 write-down for impairment of value was recorded for the period ended December 31, 1994. No write-down was recorded during 1995. As of December 31, 1995, three single family homes remain unsold.

         Fort Worth 1, located in Fort Worth, Texas, consists of nine acres of vacant land zoned for multi-family housing. The net carrying value of the property was $855,000 as of April 7, 1994. Based on an estimated selling price of approximately $65,000 per acre, it was determined that the fair value of the property was $581,000 as of December 31, 1994. Consequently, a $272,000 write-down for impairment of value was recorded for the period ended December 31, 1994. Based on negotiations with prospective buyers in the fourth quarter of 1995, management determined that the fair value of the property at December 31, 1995 less estimated closing costs was approximately $370,000. As a result a write-down for impairment of $208,000 was recorded during the fourth quarter of 1995 in order to reduce the net carrying value to $370,000.

         Fort Worth Land II, located in North Richland Hills, Texas, consists of 13 acres of land zoned for commercial use. Based on an estimated average net selling price of approximately $6,900 per acre, the estimated fair value of the property was approximately $90,000 as of December 31, 1994. As a result a write-down of $53,000 was recorded as of December 31, 1994. Management entered into a contract to sell the property for approximately $30,000 net of estimated closing costs, in the fourth quarter of 1995. As a result a write-down of $59,000 was recorded during the fourth quarter of 1995 and the property was subsequently sold in January 1996 for net proceeds of $31,000.

         Hanover Park, formerly classified as an earning mortgage as of December 31, 1994, was foreclosed upon 1995 and reclassified as an asset held for sale. Hanover Park, located in Hanover Park, Illinois, consists of five acres of land zoned for commercial use. The net carrying value as of December 31, 1994 was $277,000. Based on an estimated selling price of $30,000 per acre, it was determined that the fair value of the property was $150,000 as of December 31, 1995. As a result a write-down of $127,000 was recorded during the fourth quarter of 1995.

         Heritage Village Lots, located in Fontana, California, consisted of 23 vacant lots zoned for single family homes as of December 31, 1994. The net carrying value of the property was $918,000 as of April 7, 1994. Based on an estimated selling price of approximately $25,000 per lot, it was determined that the fair value of the property was $573,000 as of December 31, 1994. Consequently, a $345,000 write-down for impairment of value was recorded for the period ended December 31, 1994. The property was sold in May 1995 for net proceeds of $548,000. No write-down was recorded during 1995.

         Crimson Ridge Tract 2, located in Everman, Texas, consists of 90 acres of vacant land zoned for residential use. The net carrying value of the property was $384,000 as of April 7, 1994. Based on an estimated selling price of approximately $2,600 per acre, it was determined that the fair value of the property was $234,000 as of December 31, 1994. Consequently, a $150,000 write-down for impairment of value was recorded for the period ended December 31, 1994. Management entered into a contract to sell the property for approximately $70,000 net of closing costs in the fourth quarter of 1995. As a result a write-down for impairment of $164,000 was recorded during the fourth quarter of 1995. The property was subsequently sold in March 1996 for net proceeds of $84,000.

         Chico Land, located in Chico, California, consists of 87 acres of vacant land zoned for residential use. The net carrying value of the property was $331,000 as of April 7, 1994. Based on an estimated selling price of approximately $2,100 per acre, it was determined that the fair value of the property was $182,000 as of December 31, 1994. Consequently, a $149,000 write-down for impairment of value was recorded for the period ended December 31, 1994. During the fourth quarter of 1995, based on the current estimated selling price of approximately $575 per acre, it was determined that the fair value of the property was $50,000 as of December 31, 1995. As a result a write-down for impairment of $132,000 was


         Kirkwood/Huntington Glen Land, located in Houston, Texas, consists of nine acres of land zoned for residential use. Management entered into a contract to sell the asset for approximately $110,000 net of estimated closing costs, in the fourth quarter of 1995. As a result a write-down of $140,000 was recorded in the fourth quarter of 1995 and the property was subsequently sold in March 1996 for net proceeds of $116,000.

         Park East Condominiums, located in Pinnellas Park, Florida consists of nine condominium units. This asset was formerly classified as a non-earning mortgage as of December 31, 1994. The mortgage was foreclosed upon during 1995. Management entered into a contract to sell the asset for approximately $204,000 net of estimated closing costs, during the fourth quarter of 1995. As a result a write-down of $65,000 was recorded during the fourth quarter of 1995 and the asset was subsequently sold in January 1996 for net proceeds of $210,000.

         Ramser Development is a first mortgage loan secured by a 43,925 square foot warehouse located in San Diego, California. The Company instituted a foreclosure action in April 1995. As a result of the foreclosure action, the court has provided a lockbox arrangement whereby the net cash flow, if any, from the operation of the property is distributed to the Company. The Company is accounting for this loan as an in-substance foreclosure. The net carrying value of the asset was $1,167,000 as of April 7, 1994. Based on a review of comparable buildings in the immediate market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was $997,000 as of December 31, 1994. The fair value of this and comparable buildings is approximately $23 per square foot. Consequently, a $103,000 write-down for impairment of value was recorded for the period ended December 31, 1994. No write-down was recorded during 1995.

         University Park Lots 1 and 2, located in Lancaster, California, consists of 57 vacant lots zoned for single family homes. The net carrying value of the property was $1,952,000 as of April 7,1994. Based on an estimated selling price of approximately $30,500 per lot, it was determined that the fair value of the property was $1,643,000 as of December 31, 1994. Consequently, a $309,000 write-down for impairment of value was recorded for the period ended December 31, 1994. Based on signed sales option contracts during the second quarter of 1995, it was determined that the fair value was approximately $434,000. As a result a write-down of $1,209,000 was recorded during the second quarter of 1995. Subsequently, the option contracts expired. Based on current negotiations with prospective buyers it was determined that the estimated fair value was $180,000. As a result an additional write-down of $254,000 was recorded during the fourth quarter of 1995.

         Valley Creek Estates, located in Mesquite, Texas, consists of 29 single family lots. Based on an estimated net selling price of approximately $14,800 per lot, the estimated fair value of the property was approximately $430,000 as of December 31, 1994. As a result a write-down of $65,000 was recorded as of December 31, 1994. Management entered into a contract to sell the property for approximately $290,000 net of estimated closing costs in the fourth quarter of 1995. As a result a write-down of $140,000 was recorded during the fourth quarter of 1995.

         P&V Enterprises, located in Palmdale, California, consists of 59 vacant lots zoned for single family homes. The net carrying value of the property was $1,856,000 as of April 7, 1994. Based on an estimated selling price of approximately $25,500 per lot, it was determined that the fair value of the property was $1,501,000 as of December 31, 1994. Consequently, a $355,000 write-down for impairment of value was recorded for the period ended December 31, 1994. Subsequently, based on signed sales option contracts during the second quarter of 1995, it was determined that the fair value was approximately $574,000. As a result a write-down of $926,000 was recorded during the second quarter of 1995. Subsequently during the third quarter of 1995 an additional write-down of $54,000 was recorded based on a sale contract.

         Inflation is not expected to have a material impact on the Company's results of operations or financial position.

Capital Expenditures

          Capital expenditures for the year ended December 31, 1995 and the period April 7, 1994 through December 31, 1994, were $1,885,000 and $868,300, respectively. For the year ended December 31, 1995, approximately $183,000 related to structural repairs at Olympia Corners, $243,000 related to structural repairs at Bayshore Apartments, approximately $151,000 related to roof repairs at Executive Airport Center and approximately $200,000 related to the expansion of an anchor tenant at Riverwood Plaza. The balance of the expenditures was for normal property improvements and tenant work. For the period April 7, 1994 through December 31, 1994, approximately $300,000 related to structural repairs at Olympia Corners. The balance of the expenditures was for normal property improvements and tenant work. For 1996, with the exception of approximately $425,000 of building improvements at 1025 Vermont Avenue and the completion of structural repairs to Olympia Corners of approximately $225,000, the Company does not currently anticipate any significant capital expenditures, other than those that may be incurred in the ordinary course of business. The Company anticipates that its source of funds for such capital expenditures will be available cash generated from rents, interest received on mortgage loans, proceeds from the sale of assets and principal repayments on its mortgage loans.

          In January 1996, the Company purchased a vacant 43,000 square foot building located in the Southern Plaza Shopping Center for $800,000.

Liquidity and Capital Resources

         For the year ended December 31, 1995, cash and cash equivalents decreased by $18,059,000. Net cash of $1,447,000 was generated from operating activities, $1,033,000 in net cash was used for investing activities and $18,473,000 in net cash was used for financing activities. Cash used for investing activities consisted primarily of acquisitions of operating properties of $9,532,000 and improvements to operating properties of $1,885,000, partially offset by net proceeds from sales of assets of $7,636,000 and net collections on mortgage loans of $2,748,000. Net cash used for financing activities consisted primarily of purchases of interests in the Senior Debt of $12,514,000, net Senior Debt repayments of $5,725,000, mortgage loan repayments of $206,000 and payments of preferred stock dividends of $28,000.

         In connection with Liberte's Plan of Reorganization, the Company assumed Liberte's then outstanding debt under the Prior Credit Agreements which was restructured pursuant to the Credit Agreement (each, as defined under "Business -- Background"), the Company's sole credit facility. The Credit
Agreement has no provision for the extension of additional credit and the Company, at present, believes that available cash, existing cash flow from operations and the proceeds from sales of properties and mortgage repayments are sufficient to satisfy the Company's foreseeable cash requirements (principally scheduled debt maturities and amortization, capital expenditures and other assumed liabilities inclusive of real estate taxes) and, when combined with the Company's ability to leverage new investments, should be sufficient to finance such new investments.

         As of December 31, 1995, the aggregate principal amount of indebtedness outstanding under the Credit Agreement (the "Senior Debt") was approximately $57,898,000 which is net of the approximately $12,599,000 outstanding principal amount which the Company acquired through December 31,1995. Additionally, in February 1996, the Company purchased approximately $3,936,000, principal amount of the Senior Debt for $3,817,000, plus estimated closing costs of approximately $15,000.

         In January 1996, the Company prepaid the $1,620,000 quarterly amortization and the $10,800,000 mandatory repayment due March 31, 1996. The net principal balance outstanding after these repayments and the purchase of the additional interest in the Secured Debt was $43,761,000. The source of the funds used to make these payments were available cash generated from rents, interest received on mortgage loans, proceeds from the sales of assets and principal repayments on its mortgage loans. Subsequent to December 31, 1995, the Company received proceeds of approximately $11,496,000 from the sale of assets of which approximately $2,300,000 was used to repay the Barrington Hills mortgage.

         The  following  is a  summary  of the  material  terms  of  the  Credit
Agreement. The summary does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the Credit Agreement, including the definition therein of certain terms. Wherever particular terms of the Credit Agreement are referred to in this summary, such terms are herein incorporated by reference.

         Interest. Under the Credit Agreement, the Company may elect that all or any part of the Senior Debt bear interest at either (i) the Eurodollar Rate (as hereinafter defined) (any such part of the Senior Debt being a "Eurodollar Advance") or (ii) subject to certain limitations, the Alternate Base Rate (as hereinafter defined) (any such part of the Senior Debt being a "Floating Rate Advance"). The Eurodollar Rate is, for the relevant period (a "Eurodollar Interest Period"), equal to the sum of (i) LIBOR (as defined) plus either (ii) 2.0% for any Eurodollar Interest Period commencing on or before March 31, 1996, or (ii) 2.5% for any Eurodollar Interest Period commencing after March 31, 1996. At the election of the Company, a Eurodollar Interest Period may last for one, two, three, six or twelve months. The Alternate Base Rate is, for any day, a floating rate equal to the higher of (i) the corporate base rate of interest per annum announced by the Administrative Agent for such day and (ii) the sum of the Federal Funds Effective Rate for such date and 1/2% per annum. Because the interest rate under the Credit Agreement is variable, an increase in prevailing short term rates could reduce the Company's available cash.

         Interest under the Credit Agreement is payable (i) monthly for loans based on the Alternate Base Rate and is calculated on the basis of the relevant calendar year and (ii) on the earlier of three months or the last day of the relevant Eurodollar Interest Period for loans based on the Eurodollar Rate and is calculated on the basis of a 360-day year and is payable in arrears. Overdue payments under the Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate plus 2%.

         Other Fees. The Credit Agreement also provides for the payment by the Company of certain fees, including (i) a one time acceptance fee of $5,000, (ii) an annual agency fee in an amount equal to $20,000 and
         (iii) an annual agency fee to the Collateral Agent in an amount equal to $50,000. The Company has also agreed to reimburse the Administrative Agent, the Collateral Agent and the Secured Lenders for reasonable expenses actually incurred in connection with the collection, enforcement or, in the case of the Administrative Agent, administration of the Credit Agreement.

         Maturity. The final maturity of the Senior Debt is December 31, 1998. The Senior Debt is subject to (i) 18 quarterly amortization payments in an amount equal to $1,620,000, which commenced on June 30, 1994 and continues through September 30, 1998 and (ii) a mandatory prepayment of an additional $10,800,000 on or before March 31, 1996. The Company made such prepayment in January 1996 as previously discussed.

         Security. The Company's obligations under the Credit Agreement are (i) secured by security interests and liens on substantially all of the assets of the Company (except that the Collateral Agent will release any lien to permit the Company to sell or refinance any real estate asset if the Company is not in default under the Credit Agreement, subject to the provisions contained therein) and (ii) guaranteed by the Company's subsidiaries and sub-partnership.

         Covenants. The Credit Agreement contains covenants which require the maintenance of leverage, asset coverage and collateral coverage ratios as well as a minimum net worth of $40,000,000. The Credit Agreement also contains certain covenants which, among other things, are subject to certain exceptions, limit or restrict the ability of (A) the Company to (i) declare or pay dividends or other distributions on its equity securities (other than the Series I Preferred Stock) and (ii) purchase or redeem its own shares and (B) the Company and its Consolidated Subsidiaries (as defined in the Credit Agreement) to (i) incur additional indebtedness (including contingent obligations), or allow to exist or grant liens in respect of its assets, (ii) make investments,
         (iii) sell or otherwise dispose of a substantial portion of the assets of the Company and its Consolidated Subsidiaries, taken as a whole, and
         (iv) dissolve, liquidate, merge into or consolidate with another entity.

         Although there are no current plans to do so, the Company may seek to raise additional capital through the issuance of equity securities and/or the incurrence of additional indebtedness for the purpose of investing in new properties or retiring indebtedness, as appropriate. If the Company were to seek such equity and/or debt financing, there can be no assurances that such financing will be achieved or, if achieved, of the terms of such financing.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditor's Report

Consolidated Balance Sheets as of December 31, 1995 and
December 31, 1994

Consolidated Statements of Operations for the year ended
December 31,1995 and the period April 7, 1994
(commencement of operations) through December 31, 1994

Consolidated Statements of Shareholders' Equity for the year ended December 31, 1995 and the period April 7, 1994
(commencement of operations) through December 31, 1994

Consolidated Statements of Cash Flows for the year ended
December 31, 1995 and the period April 7, 1994
(commencement of operations) through December 31, 1994

Notes to Consolidated Financial Statements

Certain consolidated financial statements of Liberte are included in the excerpts from the Annual Report on Form 10-K of Liberte for the fiscal year ended June 30, 1993 and the Quarterly Report on Form 10-Q of Liberte for the quarter ended March 31, 1994 filed as Appendix I to this Form 10-K.

INDEPENDENT AUDITOR'S REPORT

To the Shareholders of Resurgence Properties Inc.

We have audited the accompanying consolidated balance sheets of Resurgence Properties Inc. and subsidiaries as of December 31, 1995 and December 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1995 and for the period April 7, 1994 (commencement of operations) through December 31, 1994. Our audits also included the financial statement schedules listed in the index at Item 14. These consolidated financial statements and the financial statement schedules are the responsibility of the management of Resurgence Properties Inc. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Resurgence Properties Inc. and subsidiaries as of December 31, 1995 and December 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1995 and for the period April 7, 1994 through December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

New York, New York
March 1, 1996

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
================================================================================

                                                                          December 31,
                                                                   ---------------------------
                                                                      1995             1994
                                                                   ---------         ---------
ASSETS

OPERATING REAL ESTATE PROPERTIES:
 Land ......................................................       $  20,539         $  19,515
 Buildings and improvements ................................          78,868            87,786
                                                                   ---------         ---------
                                                                      99,407           107,301
 Accumulated depreciation and amortization .................          (4,337)           (1,945)
                                                                   ---------         ---------
     Operating real estate properties, net .................          95,070           105,356

MORTGAGE LOANS ON REAL ESTATE:
 Earning ...................................................          15,052            27,122
 Non-earning ...............................................           7,162            13,734
                                                                   ---------         ---------
                                                                      22,214            40,856

 Allowance for possible losses .............................          (5,295)          (10,830)

 Mortgage loans on real estate, net ........................          16,919            30,026

CASH AND CASH EQUIVALENTS ..................................           8,818            26,877

ACCOUNTS RECEIVABLE (net of allowance for
 doubtful accounts of $196 and $188) .......................           1,802             1,157

ASSETS HELD FOR SALE .......................................          31,707            19,090

OTHER ASSETS ...............................................           1,547               741
                                                                   ---------         ---------
TOTAL ASSETS ...............................................       $ 155,863         $ 183,247
                                                                   =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Senior debt ...............................................       $  57,898         $  76,976
 Mortgage notes payable ....................................           8,134             8,340
 Real estate taxes .........................................           5,476             4,941
 Other liabilities .........................................           2,354             3,805
                                                                   ---------         ---------
     Total liabilities .....................................          73,862            94,062

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK .................................             300               300

SHAREHOLDERS' EQUITY:
 Common stock, par value $.01; 50,000,000 shares authorized;
     10,000,000 shares issued and outstanding ..............             100               100
 Paid-in-capital ...........................................         101,045           101,045
 Accumulated deficit .......................................         (19,444)          (12,260)
                                                                   ---------         ---------
     Total shareholders' equity ............................          81,701            88,885
                                                                   ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................       $ 155,863         $ 183,247
                                                                   =========         =========

                 See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
================================================================================

                                                                             For the period
                                                                             April 7, 1994
                                                                             (commencement
                                                              For the        of operations)
                                                             year ended         through
                                                            December 31,      December 31,
                                                                1995             1994
                                                              --------         --------
REVENUES:
  Minimum rents ......................................        $ 16,890         $  9,668
  Recoveries from tenants ............................           3,580            2,079
  Mortgage loan interest .............................           2,196            2,021
  Investment income ..................................             678            1,032
  Net gain from asset dispositions ...................              84               89
  Other ..............................................             429              106
                                                              --------         --------
      Total revenues .................................          23,857           14,995
                                                              --------         --------
EXPENSES:
  Property operations ................................           8,146            5,796
  Interest expense ...................................           6,438            4,546
  Non-income producing assets ........................           1,864            2,011
  Management fees ....................................           2,049            1,904
  General and administrative .........................           1,028            2,516
  Depreciation and amortization ......................           3,322            2,001
  Write-downs for impairment of value ................           9,005            8,460
                                                              --------         --------
      Total expenses .................................          31,852           27,234
                                                              --------         --------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN ......          (7,995)         (12,239)

  Income Taxes .......................................            --               --
                                                              --------         --------
LOSS BEFORE EXTRAORDINARY GAIN .......................          (7,995)         (12,239)

  Extraordinary Gain .................................             839             --
                                                              --------         --------
NET LOSS .............................................        $ (7,156)        $(12,239)
                                                              ========         ========
LOSS PER COMMON SHARE (10,000,000 shares outstanding):

LOSS BEFORE EXTRAORDINARY GAIN .......................        $  (0.80)        $  (1.22)

EXTRAORDINARY GAIN ...................................            0.08             --
                                                              --------         --------
NET LOSS .............................................        $  (0.72)        $  (1.22)
                                                              ========         ========

                 See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Year Ended December  31,1995 and the Period April 7, 1994
(commencement of operations) through December 31, 1994
(Dollars in thousands, except share amounts)
================================================================================

                                          COMMON STOCK
                                  ----------------------------        PAID - IN        ACCUMULATED
                                    SHARES            AMOUNT           CAPITAL           DEFICIT             TOTAL
                                  ----------        ----------        ----------        ----------         ----------
Balance, April 7,1994 ....        10,000,000        $      100        $  101,045        $     --           $  101,145

Preferred stock dividends               --                --                --                 (21)               (21)

Net loss .................              --                --                --             (12,239)           (12,239)
                                  ----------        ----------        ----------        ----------         ----------
Balance, December 31, 1994        10,000,000        $      100        $  101,045        $  (12,260)        $   88,885

Preferred stock dividends               --                --                --                 (28)               (28)

Net loss .................              --                --                --              (7,156)            (7,156)
                                  ----------        ----------        ----------        ----------         ----------
Balance, December 31, 1995        10,000,000        $      100        $  101,045        $  (19,444)        $   81,701
                                  ==========        ==========        ==========        ==========         ==========


                 See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
================================================================================

                                                                                  For the period
                                                                                  April 7, 1994
                                                                                  (commencement
                                                                   For the         of operations)
                                                                  year ended         through
                                                                 December 31,      December 31,
                                                                    1995             1994
                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ................................................        $ (7,156)        $(12,239)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization:
    Operating real estate properties .....................           3,182            1,985
    Other assets .........................................             140               16
  Net gain from asset dispositions .......................             (84)             (89)
  Extraordinary gain .....................................            (839)            --
  Write-down for impairment of value .....................           9,005            8,460
  Straight line adjustment for stepped rentals ...........             158              366
  Net changes in assets and liabilities ..................          (2,959)           1,846
                                                                  --------         --------
   Net cash provided by operating activities .............           1,447              345
                                                                  --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sales of assets .......................           7,636           22,675
 Net collections on mortgage loans .......................           2,748           21,365
 Improvements to operating properties ....................          (1,885)            (868)
 Acquisitions of operating properties ....................          (9,532)         (11,550)
 Acquisitions of mortgage loans ..........................            --            (22,252)
                                                                  --------         --------
   Net cash (used for) provided by investing activities ..          (1,033)           9,370
                                                                  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Senior debt repayments, net .............................          (5,725)          (4,860)
 Mortgage loan repayments ................................            (206)            --
 Borrowing from a mortgage note payable ..................            --              2,340
 Preferred stock dividends ...............................             (28)             (13)
 Purchases of interest in senior debt ....................         (12,514)            --
                                                                  --------         --------
   Net cash used for financing activities ................         (18,473)          (2,533)
                                                                  --------         --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....         (18,059)           7,182

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........          26,877           19,695
                                                                  --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............        $  8,818         $ 26,877
                                                                  ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest ..................................        $  7,488         $  3,269
                                                                  ========         ========

                 See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
- - --------------------------------------------------------------------------------

A.       ORGANIZATION AND BASIS OF PRESENTATION

         Resurgence Properties Inc. and subsidiaries and sub-partnership (the "Company") are engaged in diversified real estate activities, including the ownership, operation and management of retail, office, industrial/warehouse and multi-family real estate, and investments in mortgage loans on real estate.

         The Company seeks to maximize the value of the real estate properties and mortgage loans on real estate by making capital and tenant improvements to the real estate properties, initiating aggressive marketing programs to attract tenants to the real estate properties and reducing operating expenses where possible. As circumstances warrant and opportunities to do so arise, the Company may acquire, finance, refinance or dispose of the real estate properties and mortgage loans on real estate on a selective basis to enhance the Company's value.

         The Company was incorporated on March 25, 1994, and commenced operations on April 7, 1994, upon the consummation of the bankruptcy plan of Liberte Investors ("Liberte"). On October 25, 1993, Liberte filed a voluntary petition for relief under the Bankruptcy Code and on January 24, 1994, Liberte's plan of reorganization (the "Plan") was confirmed. Prior to the consummation date, Liberte held a portfolio of participations in mortgage loans and other real estate investments that were acquired through foreclosure or similar event. Liberte's participation interest in most such loans and investments was 80%, with the remaining interest being held by ST Lending, Inc. ("STL"), a wholly owned subsidiary of Lomas Financial Corporation ("LFC") and an affiliate of Liberte. Lomas Management, Inc. ("LMI"), another wholly owned subsidiary of LFC, served as asset manager for Liberte and provided all management and administrative services to Liberte.

         On the consummation date, Liberte transferred to the Company most of its assets ("Swapped Assets") and the Company assumed certain of Liberte's obligations, including its indebtedness under its bank credit facilities and the holders of Liberte's subordinated indebtedness received all of the shares of the Company's common stock in exchange for such indebtedness. The asset swap was consummated under an asset exchange agreement among the Company, LMI and STL, and pursuant to the Plan, with the result that (x) Liberte ceased to have any participation interest in certain mortgage loans and real estate investments (such loans and investments becoming wholly owned by STL), (y) Liberte transferred to the Company its participation in certain other mortgage loans and real estate investments and (z) the Company received 100% direct ownership in the Swapped Assets to the extent of Liberte's and STL's combined interest.

         The Company, as successor to Liberte, recorded the assets transferred from Liberte and STL and the assumed liabilities at their net carrying value. Certain assets have been recharacterized to reflect the current intentions of the Company to operate certain real estate properties. The operating real estate properties of the Company had been characterized by Liberte as foreclosed real estate. The Company's operating real estate properties were initially recorded at Liberte's net carrying value.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The accompanying consolidated financial statements contain the accounts of Resurgence Properties Inc. and its wholly owned subsidiaries, Resurgence TX LP, Inc., Resurgence TX GP, Inc., Resurgence Properties Texas, LP., West Side Mall Corp. and Jersey Property Corp. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts as of December 31, 1994 have been reclassified to conform to the December 31, 1995 presentation.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Operating Real Estate Assets, Depreciation and Write-down for Impairment - Each operating real estate property is carried at the lower of cost less accumulated depreciation or fair value. Expenditures directly related to the acquisition and improvement of real estate properties are capitalized at cost as land, buildings and improvements. Each property is evaluated periodically to ascertain that net carrying value does not exceed fair value as determined by management. A write-down for impairment is recognized when it is determined that the net carrying value of an asset exceeds its fair value. Facts considered in the evaluation are the estimated future cash flows, current occupancy levels, the prospects for the property and the economic situation in the region where the property is located. The amount of impairment is measured as the difference between net carrying value and fair value.

         Buildings, improvements and equipment are depreciated over their estimated useful lives using the straight-line method. Tenant improvements are capitalized and amortized over the terms of the respective leases. Certain other costs associated with leasing the operating properties are capitalized and amortized over the periods benefited by the expenditures. Expenditures for recurring maintenance and repairs are expensed as incurred.

         Assets Held for Sale - Foreclosed real estate, whether held for the production of income or held for sale, is recorded at the lower of cost or fair value. Any excess of the recorded investment in the mortgage loan relating to such real estate over the fair value of the collateral is recognized as a loan loss in the current period to the extent that it is not offset against previously established allowances. Management will decide whether foreclosed real estate will be held as operating real estate or held for sale.

         In-Substance Foreclosures - Properties collateralizing mortgage loans that have been substantively repossessed or are being managed under the control of the Company are recorded as assets held for sale. A loan is considered to be an in-substance foreclosure if the following criteria are met: (1) the debtor has little or no equity in the collateral, considering the current fair value of the collateral; (2) proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and (3) the debtor has either formally or effectively abandoned control of the collateral to the Company, or retained control of the collateral but, because of the current financial condition of the debtor, the economic prospects for the debtor and/or the collateral in the foreseeable future, it is doubtful that the debtor will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

         Write-down for Possible Losses on Mortgage Loans and Assets Held for Sale - The Company records write-downs for possible losses on mortgage loans and assets held for sale based on an evaluation of each real estate loan and each property acquired through foreclosure and held for sale. Consideration is given to the collectibility of the mortgage loans and to the estimated value of the collateral underlying a loan or of properties held.

         Income Taxes - Deferred income taxes are based on the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. These temporary differences relate primarily to operating real estate assets and assets held for sale.

         Cash and Cash Equivalents - All investments in money market instruments and U.S. Treasury notes have a maturity of three months or less at the time of purchase, are highly liquid and are considered to be cash equivalents.

         Income Recognition - Rentals on operating real estate are recorded on the straight-line method over the effective lease term. Interest and other income are recorded on the accrual method of accounting as earned. The Company discontinues the accrual of interest income on mortgage loans when circumstances exist which cause the collection of such interest to be doubtful. Determination to discontinue accruing interest is made after a review by the Company's management of all relevant facts, including delinquency of principal and/or interest and the credit of the borrower. Mortgage loans classified as non-earning are mortgage loans on which the accrual of interest has been discontinued.

         Net Loss Per Common Share - Net loss per common share has been computed after adding preferred stock dividends to the net loss and then dividing such amount by the average number of common shares outstanding during the period. The redeemable preferred stock is not considered to be a common stock equivalent, as it cannot be converted into common shares.

         Average common shares used in the computations of net loss per common share for the year ended December 31, 1995 and the period ended December 31, 1994 were 10,000,000. The effects of stock options as discussed in Note J are not considered in the computations, as their effect is antidilutive.

         SFAS #114 Accounting by Creditors for Impairment of a Loan - Effective for fiscal year 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). The adoption of SFAS 114 did not have a material impact upon the Company's financial position or results of operations.

         SFAS #121 Accounting for the Impairment of Long-lived Assets and for Long Lived Assets to Be Disposed Of - In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The Company is required to adopt this standard for the fiscal year beginning January 1, 1996 and does not believe that it will have a material adverse effect on its financial position or results of operations.

C.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         The fair value of financial instruments that are short-term or repriced frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short-term receivables, accounts payable and other liabilities. Real estate and other assets consist of nonfinancial instruments and mortgage receivables have terms which in the opinion of management are consistent with market conditions, and accordingly, the carrying amounts are considered to approximate their fair value.

         Management has reviewed the carrying values of its senior debt and mortgage notes payable in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities and has determined that they approximate the estimated fair value of those obligations as of December 31, 1995 and 1994.

         As of December 31, 1995 and 1994, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

  D.      OPERATING REAL ESTATE ASSETS

          The following summarizes the net carrying value of the Company's operating properties by type:

                                                December 31,                    December 31,
                                                   1995                              1994
                                            ---------------------            --------------------
                                            Number         Amount            Number        Amount
                                            ------         ------            ------        ------
Retail                                         10         $62,466                13      $ 73,088
Office                                          3          23,199                 3        14,883
Multi-Family                                    1           5,640                 3        13,678
Industrial/Warehouse                            1           3,765                 1         3,707
                                             ----        --------               ---    ----------
                                               15         $95,070                20      $105,356
                                             ====         =======                ==      ========

         In October 1994, the Company sold a warehouse located in Chandler, Arizona for $3,300, consisting of $2,800 in cash and a $500 purchase money second mortgage note which was repaid in full in October 1994. The net carrying value of the property on the sale date was $2,864, including closing costs.

         In December 1994, the Company acquired a 172,464 square foot shopping center in Stuart, Florida for $7,900 in cash.

         In December 1994, the Company acquired a 180 unit apartment complex located in Edmond, Oklahoma for $3,650. The purchase price was funded with $1,310 in cash and a $2,340 mortgage note. Subsequently, this asset was reclassified to an asset held for sale as of December 31, 1995 and sold in January 1996 for net cash proceeds of $3,729, including closing costs and satisfaction of the mortgage note, resulting in a gain of $99.

         In February 1995, the Company acquired a 115,805 square foot office building located in Washington, D.C. for approximately $9,532 in cash.

         In September 1995, the Company sold Merrimack Executive Center, a 45,620 square foot office building located in Merrimack, New Hampshire, for net cash proceeds of $1,331, including closing costs, resulting in a gain of $26.

         Minimum future rentals on noncancelable leases for the Company's operating real estate properties as of December 31, 1995 are as follows:

                  1996                                     $    12,670
                  1997                                          11,116
                  1998                                           8,517
                  1999                                           7,181
                  2000                                           6,262
                  Thereafter                                    31,828
                                                             ---------
                                                              $ 77,574
                                                              ========

          Minimum rentals above do not include percentage rents or recoveries of certain operating costs from tenants. Amounts included for properties that are classified as assets held for sale reflect future rents until anticipated date of sale.

E.        MORTGAGE LOANS ON REAL ESTATE

          The following sets forth the Company's outstanding mortgage loans by type of loan and type of property according to their earning or non-earning status:

                                                      December 31, 1995                  December 31,1994
                                                 ---------------------------          -------------------------
                                                 Earning         Non-earning          Earning       Non-earning
                                                 -------         -----------          -------       -----------
         First mortgage loans:
           Construction loans                    $       -           $      -         $      90        $      -
           Acquisition and development                   -              1,080             1,580             555
           Completed properties                     15,052              3,408            25,452           2,296
                                                   -------           --------         ---------        --------
                                                    15,052              4,488            27,122           2,851
         Second mortgage loans                           -              2,674                 -          10,883
                                                   -------           --------         ---------        --------

                                                   $15,052           $  7,162         $  27,122        $ 13,734
                                                   =======           ========         =========        ========

          On September 29, 1994, the Company acquired a non-performing first mortgage loan collateralized by a shopping center in Edwardsville, PA from the Federal Deposit Insurance Corporation ("FDIC") for $6,900 in cash. The borrower had filed for protection from creditors under the Bankruptcy Code and the FDIC had been granted an allowed secured claim of $12,500. A Plan of Reorganization for the borrower was confirmed by the Bankruptcy Court which provided for a discounted payment on such claim of $7,100 plus interest to the Company. On September 30, 1994, the Company received $1,000 and on December 7, 1994, the Company received $6,200 plus interest as full payment of the loan.

          On October 20, 1994, the Company acquired a pool of first mortgage loans with aggregate outstanding balances of approximately $49,000 for $15,029 in cash. On October 24, 1994, $1,700 was received as full payment on one of the mortgage loans. Pursuant to a Forbearance Agreement with the borrower, the loans may be repaid after October 1995 at specified amounts, and provide for minimum monthly payments of $108. The loans mature in October 1997 and are collateralized by eight industrial buildings located in New Jersey.

         Additional information relating to the Company's earning mortgage loans is set forth below:

                                                         December 31,  December 31,
                                                            1995           1994
                                                         ------------  -----------
Principal balances with interest tied to prime             $  --        $ 3,623
Principal balances with fixed interest rates                15,052       23,499
                                                           -------      -------

                                                           $15,052      $27,122
                                                           =======      =======

   Weighted average yield                                     8.36%        8.56%
                                                           =======      =======

         Past due interest receivable on the Company's earning mortgage loans amounted to $0 and $52 at December 31, 1995 and 1994, respectively. Included in earning mortgage loans at December 31, 1995 and 1994, are $1,403 and $3,904, respectively, of loans which have been subjected to either formal or informal modifications of rates and maturity dates due to financial difficulties of the borrowers.

F.       ASSETS HELD FOR SALE

         The following sets forth the Company's assets held for sale by category:

                                                                   December 31,
                                         -------------------------------------------------------------
                                                     1995                              1994
                                         ---------------------------       ---------------------------
                                           No. of                            No. of
                                         Properties       Amount           Properties         Amount
                                         ----------       ------           ----------         ------
Land                                         10          $    1,786            14           $    4,261
Single-family lots                            7               6,150            10               10,433
Condo lots                                    -                   -             1                  455
Completed properties:
     Multi-family                             2               7,295             -                    -
     Shopping center/retail                   3               8,665             -                    -
     Single-family                            3                 413             4                2,875
     Industrial                               1                 997             1                  997
     Condominiums                             1                 204             1                   69
Mortgage loan                                 1               6,197             -                    -
                                             --            --------            --           ----------

                                             28            $ 31,707            31           $   19,090
                                             ==            ========            ===          ==========

         Subsequent to December 31, 1995, the Company sold Barrington Hills, Pike Plaza, the Fort Smith Quarry mortgage loan and various land assets for net proceeds of approximately $3,729, $779, $6,196 and $792, respectively. These sales resulted in a net gain of $102, inclusive of closing costs.

         Expenses relating to assets held for sale consist primarily of real estate taxes.

G.       SENIOR DEBT

         Pursuant to the Plan, the Company assumed certain liabilities of Liberte, including the obligations of Liberte for the repayment of secured lenders. The Company, the secured lenders and Shawmut Bank Connecticut, as administrative agent, are parties to the Secured Credit Agreement (the "Agreement"). Under the Agreement, the Company assumed and agreed to pay the secured lenders a total of $81,836 (the
         "Principal Debt") which includes $6,000 payable to Liberte. At the option of the Company, the Principal Debt bears interest at either (a) LIBOR as defined plus 2% through March 31, 1996 and 2.5% thereafter, or
         (b) the alternate base rate, which is the higher of the corporate base rate or the federal funds effective rate plus 1/2%. The Company has the ability to select interest rates for various components of the Principal Debt for various periods of time. At December 31, 1995, the interest rate was 7.875%. Interest payments are due based upon the period of time opted, but generally cannot be extended beyond three months.

         The Principal Debt is repayable in quarterly installments of $1,620 through September 30, 1998 plus a payment of $10,800 due on or before March 31, 1996 with a final payment of $41,876 on December 31, 1998. The Company may prepay without penalty or premium any portion of the outstanding balance. Minimum principal payments at December 31, 1995, are required as follows:

                    1996                             $   14,192
                    1997                                  5,322
                    1998                                 38,384
                                                     ----------

                                                     $   57,898
                                                     ==========

         Substantially all of the Company's assets are collateral for the Senior debt. The Agreement provides for certain covenants relating to asset and collateral coverage, debt ratios and net worth levels. Additionally, the agreement limits or restricts the Company's ability to acquire and dispose of assets, incur additional indebtedness, purchase its common stock and pay dividends or make other distributions on its common stock.

         During 1995 the Company purchased participating interests in the Principal Debt in the principal amount of $13,353 for $12,514. In February 1996, the Company purchased an additional participating interest in the Principal Debt in the principal amount of $3,936 for $3,817, excluding closing costs. No such purchases occurred during 1994.

         In January 1996, the Company prepaid the scheduled March 31, 1996 payment of $10,800 and its quarterly installment of $1,620.

H.       MORTGAGE NOTES PAYABLE

         Mortgage notes payable are as follows:

                                                                 December 31,            December 31,
                                                                     1995                    1994
                                                                 ------------            ------------
Nonrecourse, first mortgage
     note maturing on July 31,
     2000 and collateralized by
     Barrington Hills (1)                                         $    2,302             $    2,340


Nonrecourse, first mortgage
     note maturing on September 1,
     1997 and collateralized by
     Cross Creek Business Center (2)                                   5,832                  6,000
                                                                  ----------             ----------


                                                                  $    8,134             $    8,340
                                                                  ==========             ==========

- - ---------------
(1) Principal and interest, fixed at 9% per annum (8 1/2% at December 31, 1994), payable monthly, with a balloon payment due at maturity. In January 1996, the Company sold Barrington Hills and repaid the mortgage in full.

(2) Interest, fixed at 9.75% per annum (8 1/2% at December 31, 1994), and principal based on an eight year amortization, payable monthly, with a balloon payment due at maturity. Minimum principal payments due as of December 31, 1995 are as follows:

                  1996                               $      538
                  1997                                    5,294
                                                     ----------
                                                     $    5,832
                                                     ==========

         Amounts do not include the Barrington Hills mortgage as it was repaid in full in January 1996.

I.       REDEEMABLE PREFERRED STOCK

         The Company has authorized 5,000,000 shares of serial preferred stock, par value $.01 per share, of which 300,000 shares have been designated Series I mandatorily redeemable preferred stock (the "Preferred Stock") and have been issued to Liberte. The Preferred Stock cannot be redeemed until after March 31, 1999, but must be redeemed upon the earlier to occur of i) April 1, 2001, ii) the merger or consolidation of the Company with another entity or iii) the sale of substantially all of its assets.

         Dividends on the Preferred Stock are cumulative at an annual rate of $.095 per share and are payable quarterly. The Preferred Stock is redeemable at $1 per share and has a liquidation preference of $1 per share plus any dividends in arrears.

         The preferred stockholders have certain rights which restrict the Company's ability to pay dividends or make other distributions on junior stock if the preceding four quarterly dividends on the Preferred Stock have not been paid in full or declared and set apart for payment. The preferred stockholders generally do not have any voting rights. The preferred stockholders may elect an additional director to the board if dividends are in arrears for 12 quarterly dividends or if the redemption at April 1, 2001 has not been paid in full.

J.       AGREEMENTS WITH MANAGERS

         On May 4, 1994, the Company entered into a management agreement, as amended, with Concurrency Management Corp. ("Concurrency"), which was assigned to Wexford Management LLC ("Wexford") as of January 1, 1996, pursuant to which Wexford serves as portfolio manager. Prior to May 4, 1994, the Company utilized Bear Stearns Real Estate Group Inc., a wholly owned subsidiary of Bear Stearns & Co., Inc. to provide these services and paid $72 in portfolio management fees. The management agreement with Wexford expires May 4, 1997, but may be terminated by the Company at its option upon 60 days' prior written notice or at any time for cause, as defined. If the agreement is terminated by the Company without cause, Wexford is entitled to a one-time severance payment equal to the sum of (1) $375 per year for the remaining term of the agreement and (2) a one-month installment of the fee payable at the time of termination. The Company entered into an amendment to the management agreement with Wexford, dated March 8, 1995, in connection with Wexford's and the Company's relocation to Greenwich, Connecticut and the lease entered into by Wexford. Pursuant to that amendment, if the agreement is terminated by the Company without cause or the Company fails to renew the agreement at the end of its term prior to May 31, 2000, Wexford is entitled to receive a one time payment equal to the Company's allocable portion (based on 3,200 square feet) of the cancellation fee that would be payable if the 3,200 square feet of the office space leased by Wexford were to be surrendered by Wexford. Such amount would be equal to the landlord's share of the fit-out costs on such allocable portion of the office space ($80) amortized at the rate of 8% per annum over the five year term of such lease commencing June 1, 1995. The owner of the Greenwich, Connecticut premises is a partnership in which the Chairman of the Board of Directors and the Chief Executive Officer and President of the Company have an ownership interest of approximately 67%.

         Wexford received a portfolio management fee of $50 per month and upon assumption of the asset management duties from LMI, on the Notification Date, as defined below, the fee was increased to $171 per month for all services performed. Certain officers of the Company are also officers of Wexford. Various unrelated property managers have been engaged to oversee daily property activities.

         The Company had an asset management agreement with LMI, which provided for LMI to manage, service, operate and administer the assets of the Company on a day-to-day basis subject to the supervision of the Company and Wexford. LMI's annual asset management fee was equal to 1% of the Company's daily average book value, as defined, and was paid monthly in arrears. Additionally, LMI received $15 per month relating to maintenance of the Company's books and records. On September 12, 1994 (the "Notification Date"), the Company exercised its option to terminate the asset management agreement with LMI effective November 11, 1994. LMI was paid $925 in asset management fees and $120 for accounting services through the termination date. The asset management services were assumed by Wexford on the Notification Date.

         In connection with the management agreement with Wexford, the Company has made available options to purchase 1,111,111 shares of common stock of the Company by officers and employees of Wexford. Upon execution of the management agreement, options to purchase 555,555 shares of common stock of the Company were issued to two officers. The options have an exercise price of $8.50 per share, which management believes was in excess of the trading price of the stock at the date of grant, substantially vest ratably over a four-year period and expire in ten years. An officer has the right to require the Company to purchase all shares owned and vested by officers and employees of Wexford at the fair value, as defined, after (1) May 4, 1997, or (2) the earlier termination of the management agreement with Wexford and a change in majority control of the common stock.

         The following table sets forth information relating to the Management Options as of December 31, 1995 and 1994:

                        Total shares    Shares for    Shares for   Shares for   Total shares    Per share
                            under         options       options      options     for options     exercise
                            option        granted      exercised     expired     exercisable       price
                        ------------    ----------    ----------   ----------   ------------    ----------
December 31, 1994         1,111,111        555,555       - 0 -        - 0 -         134,256       $8.50
December 31, 1995         1,111,111        603,055       - 0 -        - 0 -         289,955       $8.50

         A consulting agreement with Liberte, providing for the Company to pay Liberte $88 per quarter through March 31, 1996, was terminated by the Company effective December 31, 1994 upon payment of $500 to Liberte. Through termination, Liberte received $668 which is included in general and administrative expenses.


K.       INCOME TAX

         Following is a summary of the deferred tax asset as of December 31, 1995 and 1994:

                                                               December 31,
                                                            1995         1994
                                                          --------     --------
Deferred tax asset:
      Excess of tax over book basis of net assets ....    $ 10,483     $  5,400
      Less:  Valuation allowance .....................     (10,483)      (5,400)
                                                          --------     --------


                       Net tax asset .................    $   --       $   --
                                                          ========     ========

         Due to Liberte's history of recurring losses and the very brief operating history of the Company it has not been established that it is more likely than not that the benefits of the deferred tax assets will be realized, accordingly a valuation allowance has been established for the entire amount of the deferred tax asset.


L.       COMMITMENTS AND CONTINGENCIES

         Lease Commitments - The Company is a tenant under three long-term operating ground leases relating to two of its operating real estate properties. Future minimum annual lease payments at December 31, 1995 are as follows:

                  1996                                $   177
                  1997                                    177
                  1998                                    177
                  1999                                    177
                  2000                                    177
                  Thereafter                            5,501
                                                      -------
                                                      $ 6,386
                                                      =======

         Contingencies - The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         Management believes that any costs relating to environmental risks or compliance with applicable environmental laws or regulations to which the Company may be subject will not have a material adverse effect on the Company's financial condition or results of operations.

         Under the Americans with Disabilities Act ("ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. Management estimates that the costs of making these modifications are immaterial and will be capitalized for financial reporting purposes. Because final regulations under the ADA have not yet been promulgated, the Company could incur additional costs of complying with the ADA.

M.       WRITE-DOWNS FOR IMPAIRMENT OF VALUE AND LOAN LOSSES

         Write-downs for impairment of value and loan losses charged to operations are as follows:

                                          For the year             For the period April 7, 1994
                                             ended                 (commencement of operations)
                                          December 31,                 through December 31,
                                             1995                             1994
                                         -------------              ----------------------------
Operating real estate properties         $       -                        $    2,351
Mortgage loans on real estate                3,021                             2,227
Assets held for sale                         5,984                             3,882
                                          --------                        ----------
                                         $   9,005                        $    8,460
                                         =========                        ==========

         Upon consummation of the Liberte's Plan of Reorganization on April 7, 1994, Liberte transferred to the Company substantially all of its assets. Thus, the Company began actively managing its portfolio of assets upon inception on April 7, 1994. This process of actively managing the portfolio has, in some cases, yielded improved market related information compared to that which was available at the time of the assumption of Liberte's assets. This information indicated the fair value of certain assets was below their net carrying values. In this regard the events or changes in circumstances which occurred for the year ended December 31, 1995 and the period April 7, 1994 (commencement of operations) through December 31, 1994 that have given rise to the write-downs for impairment indicated above include one or more of the following: (i) in the case of operating properties, management considered any changes in occupancy or desirability of the property and the Company's intended holding period, received information regarding sales or fair value information on comparable properties, and received non-binding offers from interested buyers for certain properties; (ii) in the case of mortgage loans, management entered into negotiations and/or agreements for payoffs or workouts on certain mortgages, received non-binding offers for sale on certain mortgages or received new fair value information regarding the collateral; and (iii) in the case of assets held for sale, as a result of actively marketing such assets, the Company has recorded write-downs for impairment of asset value based on non-binding offers received, sales prices of comparable properties and sales prices for partial sales of properties. The portfolio of assets held for sale, excluding operating properties and mortgage loans under contract for sale, primarily consists of vacant, unimproved or partially improved, subdivided land, which is typically sold off a few lots or parcels at a time. Consequently as lots or parcels are sold, management adjusts the net carrying value of the remaining lots or parcels for each property to the lower of cost or fair value based on the sale prices of the lots or parcels sold. No active, formal market exists for a majority of the Company's portfolio of assets held for sale nor do these properties generate cash flow. Consequently, the determination of fair value is extremely subjective.

         A discussion of the specific circumstances regarding material write-downs recorded for the year ended December 31, 1995 and for the period April 7, 1994 through December 31, 1994 are as follows (this discussion excludes changes in net carrying values resulting from capital improvements, sales, pay downs or depreciation):

         Operating Properties

         Bay Shore Club Apartments, located in Naples, Florida, is a two story, 200 unit apartment complex comprising 165,600 square feet in 16 buildings that was constructed in 1976 and renovated in 1991 and is situated on 32.27 acres of land. The net carrying value of the property was $6,200 as of April 7, 1994. Based on a review of sales of comparable buildings in the immediate market area, it was determined that the fair value of the property was approximately $5,583 as of December 31, 1994. The fair value of this and comparable buildings is estimated at approximately $34 per square foot. Consequently, a write-down for impairment of value of $515 was recorded for the period ended December 31, 1994. No write-down was recorded during 1995.

         Riverbend Shopping Center, located in Pennington Gap, Virginia, is a 51,848 square foot strip shopping center constructed in 1987 and is situated on 8.637 acres of land. The net carrying value of the property was $1,693 as of April 7, 1994. It was determined that the fair value of the property was approximately $1,404 as of December 31, 1994 due to a decline in fair value caused by the December 1994 vacancy of a tenant that previously occupied 6,388 square feet of space and the relative lack of desirability of the center to major investors due to its remote mountain location. The fair value of this and comparable buildings is estimated at approximately $33 per square foot. Due to the decline in fair value, a write-down for impairment of value of $250 was recorded for the period ended December 31, 1994. No write-down was recorded during 1995.

         Riverwood Plaza, located in Port Orange, Florida, is a 83,003 square foot strip shopping center that was constructed in 1984 (Phase 1) and 1990 (Phase 2) and is situated on 14.77 acres of land. The net carrying value of the property was $4,934 as of April 7, 1994. Based on a review of comparable shopping centers in the market area with similar occupany levels and tenant mix it was determined that the fair value of the property was approximately $4,290 as of December 31, 1994. Consequently, a write-down of $505 was recorded as of December 31, 1994. No write-down was recorded during 1995.

         Cross Creek Business Center, located in Deerfield Illinois, is a three story, 116,895 square foot office building constructed in 1987 and situated on 7.45 acres of land. The net carrying value of the property was $11,888 as of April 7, 1994. Based on a review of comparable office buildings in the market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was approximately $11,547 as of December 31, 1994. The fair value of this and comparable buildings is estimated at approximately $99 per square foot. Consequently, a write-down for impairment of value of $107 was recorded for the period ended December 31, 1994. No write-down was recorded during 1995.

         Executive Airport Business Center, located in Fort Lauderdale, Florida, is a single story 72,573 square foot industrial building constructed in 1986 and is situated on 6.09 acres of land. The net carrying value of the property was $3,747 as of April 7, 1994. Based on a review of similar industrial buildings in the market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was $3,708 as of December 31, 1994. The fair value of this and comparable buildings is approximately $51 per square foot. Consequently, a write-down for impairment of value of $92 was recorded for the period ended December 31, 1994. No write-down was recorded during 1995.

         Shoppes at Cloverplace, located in Palm Harbor, Florida, is a 54,063 square foot strip shopping center, built in 1986 and is situated on
         7.06 acres of land. The net carrying value of the property was $3,000 as of April 7, 1994. Based on sales of comparable strip centers in the area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was $2,826 as of December 31, 1994. The fair value of this and comparable buildings is approximately $52 per square foot. Consequently, a $119 write-down for impairment of value was recorded for the period ended December 31, 1994. No write-down was recorded during 1995.

         Mortgage Loans

         Texas Waggoner, a first mortgage with an original principal balance of $1,700, and bearing interest at 6.0%, was due in May 1995. Management restructured the loan to a fixed interest rate of 8.5% and extended the maturity date to May 1998. The loan is secured by a 10,000 square foot stand alone retail center, located in the City of Fort Worth, Texas. Based on a review of the fair value of the underlying property, it was determined that the fair value of the mortgage loan was $540 as of December 31, 1995. As a result, a write-down for possible loan loss of $603 was recorded during the fourth quarter of 1995 in order to reduce the net carrying value to $540.

         Robert K. Utley III is a first mortgage loan with an original principal balance of $1,046, bearing interest at 8% per annum and due in 1998. The mortgage loan went into default in June 1994 when the borrower discontinued making monthly payments of principal and interest. The net carrying value of the mortgage loan prior to the write-down for impairment was $953. During the third quarter of 1995, management entered into negotiations to settle the loan for $500. As a result, a write-down for possible loan loss of $453 was recorded during the quarter ended September 30, 1995 in order to reduce the net carrying value to $500. During the fourth quarter of 1995, management negotiated a settlement of the loan for $250 and the sale of the underlying collateral for $125. As a result, a write-down for possible loan loss of $125 was recorded during the fourth quarter of 1995 in order to reduce the net carrying value to $375. In February 1996, the $250 payment was received.

         Summerhill Del Ray, a first mortgage loan with an original principal balance of $1,395 and bearing interest at prime plus 1% per annum, went into default in September 1993. The mortgage loan is secured by twenty single family lots located in Riverside, California. The net carrying value of the mortgage loan prior to the write down for impairment was $204. Based on a review of the fair value of the underlying property, it was determined that the fair value of the mortgage loan was $30 as of December 31, 1995. As a result, a write-down for possible loan loss of $174 was recorded during the fourth quarter of 1995 in order to reduce the net carrying value to $30.

         Lievan J. VanReit, a first mortgage loan with an original principal balance of $750, bearing interest at prime plus 1 1/2 % per annum was due in June 1995. An appraisal performed on the collateral revealed a fair value of approximately $324. Preliminary negotiations were held with the borrower to repay the loan in full for approximately $350. The net carrying value of the mortgage was $499 as of April 7, 1994. Consequently, a write-down for possible loan losses of $150 was recorded as of December 31, 1994 to bring the net carrying value of the loan to $324. In June 1995 the mortgage was paid off in full for a negotiated settlement of $324.

         Centerpointe, a second mortgage loan with an original principal balance of $2,996 bearing interest at 7.25%, went into default in August 1994. The loan is secured by a 65,745 square foot office building, located in San Bernardino, California. The market for this type of "flex" office space weakened considerably between April 1994 and December 1994. The net carrying value of the mortgage was $1,901 as of April 7, 1994. Based on the fair value of the collateral less a first lien position of approximately $1,255 and the risk factor of a second mortgage position, it was determined that the fair value of the mortgage loan was approximately $1,149 as of December 31, 1994. Consequently, a write-down for possible loan losses of $735 was recorded for the period ended December 31, 1994. During the fourth quarter of 1995, the first mortgagee foreclosed on the underlying property and consequently, the Company's investment in the mortgage loan was completely lost. As a result, a write-down of $1,149 was recorded during the fourth quarter of 1995.

         KHB, a second mortgage loan with an original principal balance of $8,350 and bearing interest at 7% per annum, went into default in 1994. The net carrying value of the mortgage was $1,061 at December 31, 1994. Based on the projected amount of future cash flow, it was determined that the fair value of the mortgage loan was $119 as of December 31, 1994. As a result, a write-down for possible loan loss of $943 was recorded as of December 31, 1994. This mortgage loan was settled in full in June 1995 for net proceeds of $411.

         University Service Center, a first mortgage loan with an original principal balance of $3,300 and bearing interest at prime plus 1 1/2% per annum, was due in April 1994. Since then management has been negotiating a restructuring of the loan with the borrower. Under the terms of the proposed restructure agreement, the borrower would pay $34 of accrued interest and legal fees, the mortgage would accrue interest at 12% per annum, the borrower would pay 100% of the net cash flow of the underlying property toward interest and the loan maturity would be extended to September 30, 1996. The net carrying value of the mortgage was $2,412 as of December 31, 1994. The mortgage loan is secured by a 92 square foot warehouse located in San Bernardino, California. Based on a review of comparable buildings in the immediate market area with similar occupancy levels, it was determined that the fair value of the collateral was $2,317 as of December 31, 1994. The fair value of the underlying property and of comparable properties is estimated at approximately $25 per square foot. Consequently, a write-down for possible loan loss of $95 was recorded as of December 31, 1994. During 1995 management continued negotiating a restructuring of the loan with the borrower and entered into a third extension and modification agreement in December 1995. Based on the fair value of the collateral less costs and risks of converting the debt position to equity, an additional write-down of $517 was recorded during the fourth quarter of 1995 in order to reduce the net carrying value to $1,800.


         Assets Held for Sale

         Since many of the Company's assets held for sale are homogeneous, consisting of vacant, unimproved or partially improved land, a detailed discussion of only material write-downs follows:

         Copper Creek, located in Fort Worth, Texas, is a three story 274 unit apartment complex comprising 206,036 square feet in 14 buildings, constructed in 1986 and is situated on 12.46 acres of land. The net carrying value of the property was $5,244 as of April 7, 1994. Management began actively marketing the property for sale in late 1994 and preliminary discussions with prospective purchasers yielded sale prices of approximately $4,400. Consequently, management recorded a $723 write-down for impairment of value as of December 31, 1994, bringing the net carrying value to $4,444. During the second quarter of 1995, management entered into negotiations for sale of the property for approximately $4,000 and recorded an additional write-down of $422 in connection therewith, bringing the net carrying value to $4,000 as of June 30, 1995. During the third quarter of 1995 management entered into a contract to sell the property for $4,000. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of September 30, 1995. During the fourth quarter of 1995, the Company entered into a new contract to sell the property for $3,700 including closing costs and an additional write-down of $157 was recorded during the fourth quarter of 1995 to reduce the net carrying value to $3,700.

         Pike Plaza, located in Lawrenceville, Georgia, is a 27,426 square foot strip shopping center that was constructed in 1986 and is situated on
         2.73 acres of land. During the second quarter of 1995, negotiations were held with a prospective buyer to sell the property for $900. Since the net carrying value was in excess of the fair value, a write-down for impairment of value of $151 was recorded during the quarter ended June 30, 1995 in order to reduce the net carrying value to $900. During the third quarter of 1995, a contract was signed to sell the property for $775, including closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of September 30, 1995. As a result, an additional write-down for impairment of $118 was recorded during the third quarter of 1995. The property was subsequently sold in February 1996 for $773,000, net of closing costs.

         Southridge Plaza, located in Denton, Texas, is a 26,014 square foot strip shopping center that was constructed in 1988 and is situated on
         3.53 acres of land. During the third quarter of 1995, a letter of intent was signed to sell the property for $3,100, including closing costs. As a result, a $330 write-down for impairment was recorded during the third quarter of 1995 in order to reduce the net carrying value to $3,100. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of September 30, 1995.

         The Fort Smith Quarry, a first mortgage loan with an original principal balance of $7,450 and bearing interest at 9% per annum, matures in January 2002. The net asset value was $7,353 as of April 7, 1994. The loan is secured by a 198,869 square foot community shopping center situated on 18.18 acres of land, located in Fort Smith, Arkansas. Based on a review of the fair value of the underlying property, it was determined that the fair value of the mortgage loan was $7,150 as of December 31, 1994 . Consequently, a write-down for possible loan loss of $171 was recorded for the period ended December 31, 1994. In the fourth quarter of 1995, management entered into a contract to sell the mortgage. Subsequently, the mortgage was sold in January 1996 for net proceeds of $6,197. As a result, the mortgage was reclassified on the consolidated balance sheet from an earning mortgage to an asset held for sale as of December 31, 1995 and a write-down of $900 was recorded to reduce the net carrying value to $6,197.

         Lake  Elsinore,  located  in Lake  Elsinore,  California,  consists  of approximately 400 parcels of vacant land, primarily consisting of single family home sites. The property was transferred to the Company from Liberte subject to an existing accrued real estate tax liability. Because, in the opinion of management, the total outstanding tax liability approximates the fair value of the property, the Company has not paid the prior accrued real estate tax liability nor the current taxes on such property. The Company's negotiations with various prospective buyers have focused on selling the property subject to the existing real estate tax liability plus cash. Local taxing authorities have expressed an interest in negotiating a settlement of the outstanding tax liability with prospective buyers in order to have the property developed and the new owner(s) pay current taxes. Based on negotiations with prospective buyers it was determined that the fair value of the property at December 31, 1994 if sold subject to the outstanding real estate tax liability is approximately $1,202. Consequently, a write-down for impairment of value of $1,068 was recorded for the period ended December 31, 1994 in order to reduce the net carrying value of the property to an amount that after subtracting the outstanding real estate tax liability would be equal to the estimated amount of net cash received in a sale (subject to the outstanding tax liability). No write-down was recorded during 1995.

         Lancaster Lots 1, located in Lancaster, California, consists of 16 single family lots. Based on negotiations with a prospective buyer it was determined that the estimated fair value of the property was approximately $40 as of December 31, 1995. As a result a write-down for impairment of value of $292 was recorded in the second quarter of 1995.

         Lancaster Lots 2, located in Lancaster, California, consisted of 26 single family homes at December 31, 1994. The net carrying value of the property was $3,703 as of April 7, 1994. Based on an estimated average net selling price of approximately $88 per single family home, the estimated fair value of the property was approximately $2,290 as of December 31, 1994. Consequently, a $656 write-down for impairment of value was recorded for the period ended December 31, 1994. No write-down was recorded during 1995. As of December 31, 1995, three single family homes remain unsold.

         Fort Worth 1, located in Fort Worth, Texas, consists of nine acres of vacant land zoned for multi-family housing. The net carrying value of the property was $855 as of April 7, 1994. Based on an estimated selling price of approximately $65 per acre, it was determined that the fair value of the property was $581 as of December 31, 1994. Consequently, a $272 write-down for impairment of value was recorded for the period ended December 31, 1994. Based on negotiations with prospective buyers in the fourth quarter of 1995, management determined that the fair value of the property at December 31, 1995 less estimated closing costs was approximately $370. As a result a write-down for impairment of $208 was recorded during the fourth quarter of 1995 in order to reduce the net carrying value to $370.

         Fort Worth Land II, located in North Richland Hills, Texas, consists of 13 acres of land zoned for commercial use. Based on an estimated average net selling price of approximately $6.9 per acre, the estimated fair value of the property was approximately $90 as of December 31, 1994. As a result a write-down of $53 was recorded as of December 31, 1994. Management entered into a contract to sell the property for approximately $30 net of closing costs, in the fourth quarter of 1995. As a result a write-down of $59 was recorded during the fourth quarter of 1995 and the property was subsequently sold in January 1996 for net proceeds of $31.

         Hanover Park, formerly classified as an earning mortgage as of December 31, 1994, was foreclosed upon during 1995 and reclassified as an asset held for sale. Hanover Park, located in Hanover Park, Illinois, consists of five acres of land zoned for commercial use. The net carrying value as of December 31, 1994 was $277. Based on an estimated selling price of $30 per acre, it was determined that the fair value of the property was $150 as of December 31, 1995. As a result a write-down of $127 was recorded during the fourth quarter of 1995.

         Heritage Village Lots, located in Fontana, California, consisted of 23 vacant lots zoned for single family homes as of December 31, 1994. The net carrying value of the property was $918 as of April 7, 1994. Based on an estimated selling price of approximately $25 per lot, it was determined that the fair value of the property was $573 as of December 31, 1994. Consequently, a $345 write-down for impairment of value was recorded for the period ended December 31, 1994. The property was sold in May 1995 for net proceeds of $548. No write-down was recorded during 1995.

         Crimson Ridge Tract 2 , located in Everman, Texas, consists of 90 acres of vacant land zoned for residential use. The net carrying value of the property was $384 as of April 7, 1994. Based on an estimated selling price of approximately $2.6 per acre, it was determined that the fair value of the property was $234 as of December 31, 1994. Consequently, a $150 write-down for impairment of value was recorded for the period ended December 31, 1994. Management entered into a contract to sell the asset for approximately $70 net of closing costs in the fourth quarter of 1995. As a result a write-down for impairment of $164 was recorded during the fourth quarter of 1995. The property was subsequently sold in March 1996 for net proceeds of $84.

         Chico Land, located in Chico, California, consists of 87 acres of vacant land zoned for residential use. The net carrying value of the property was $331 as of April 7, 1994. Based on an estimated selling price of approximately $2.1 per acre, it was determined that the fair value of the property was $182 as of December 31, 1994. Consequently, a $149 write-down for impairment of value was recorded for the period ended December 31, 1994. During the fourth quarter of 1995, based on the current estimated selling price of approximately $.575 per acre, it was determined that the fair value of the property was $50 as of December 31, 1995. As a result a write-down for impairment of $132 was recorded during the fourth quarter of 1995.

         Kirkwood/ Huntington Glen Land, located in Houston, Texas, consists of nine acres of land zoned for residential use. Management entered into a contract to sell the asset for approximately $110 net of estimated closing costs, in the fourth quarter of 1995. As a result a write-down of $140 was recorded in the fourth quarter of 1995 and the property was subsequently sold in March 1996 for net proceeds of $116.

         Park East Condominiums, located in Pinnellas Park, Florida, consists of 9 condominium units. This asset was formerly classified as a non-earning mortgage as of December 31, 1994. The mortgage was foreclosed upon during 1995. Management entered into a contract to sell the asset for approximately $204 net of estimated closing costs, during the fourth quarter of 1995. As a result a write-down of $65 was recorded during the fourth quarter of 1995 and the asset was subsequently sold in January 1996 for net proceeds of $210.

         Ramser Development is a first mortgage loan secured by a 43,925 square foot warehouse located in San Diego, California. The Company instituted a foreclosure action in April 1995. As a result of the foreclosure action, the court has provided a lockbox arrangement where the net cash flow, if any, from the operation of the property is distributed to the Company. The Company is accounting for this loan as an in-substance foreclosure. The net carrying value of the asset was $1,167 as of April 7, 1994. Based on a review of comparable office buildings in the immediate market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was $997 as of December 31, 1994. The fair value of this and comparable buildings is approximately $23 per square foot. Consequently, a $103 write-down for impairment of value was recorded for the period ended December 31, 1994. No write-down was recorded during 1995.

         University Park Lots 1 and 2, located in Lancaster, California, consists of 57 vacant lots zoned for single family homes. The net carrying value of the property was $1,952 as of April 7, 1994. Based on an estimated selling price of approximately $30.5 per lot, it was determined that the fair value of the property was $1,643 as of December 31, 1994. Consequently, a $309 write-down for impairment of value was recorded for the period ended December 31, 1994. Based on signed sales option contracts during the second quarter of 1995, it was determined that the fair value was approximately $434. As a result a write-down of $1,209 was recorded during the second quarter of 1995. Subsequently, the contract expired. Based on current negotiations with prospective buyers it was determined that the estimated fair value was $180. As a result an additional write-down of $254 was recorded during the fourth quarter of 1995.

         Valley Creek Estates, located in Mesquite, Texas, consists of 29 single family lots. Based on an estimated net selling price of approximately $14.8 per lot, the estimated fair value of the property was approximately $430 as of December 31, 1994. As a result a write-down of $65 was recorded as of December 31, 1994. Management entered into a contract to sell the property for approximately $290 net of estimated closing costs, in the fourth quarter of 1995. As a result a write-down of $140 was recorded during the fourth quarter of 1995.

         P & V Enterprises, located in Palmdale, California, consists of 59 vacant lots zoned for single family homes. The net carrying value of the property was $1,856 as of April 7, 1994. Based on an estimated selling price of approximately $25.5 per lot, it was determined that the fair value of the property was $1,501 as of December 31, 1994. Consequently, a $355 write-down for impairment of value was recorded for the period ended December 31, 1994. Subsequently, based on signed sales option contracts during the second quarter of 1995, it was determined that the fair value was approximately $574. As a result a write-down of $926 was recorded during the second quarter of 1995. Subsequently during the third quarter of 1995 an additional write-down of $54 was recorded based on a sale contract.

Item 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names, ages and positions of the directors and executive officers of the Company are set forth below as of March 1, 1996. All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation. All officers serve at the discretion of the Board of Directors.

       Name                           Age               Positions
- - ------------------------------------------------------------------------------------------------------
Charles E. Davidson                   42                Chairman of the Board and Director

Joseph M. Jacobs                      43                Chief Executive Officer, President,
                                                        Treasurer and Director

Karen M. Ryugo (1)                    36                Director

Vance C. Miller (1)                   62                Director

Lawrence Howard, M.D. (1)             42                Director

Jeffrey A. Altman                     29                Director

Robert Holtz                          28                Vice President and Assistant Secretary

Jay L. Maymudes                       35                Vice President,  Chief Financial  Officer and
                                                        Secretary

- - --------------------

(1)  Member of Compensation Committee

         Charles E. Davidson has been a director of the Company and the Chairman of the Board of Directors of the Company since its formation in March 1994. Mr. Davidson also serves as Chairman of the Board of Presidio Capital Corp. ("Presidio"), a corporation engaged in the liquidation of assets acquired from Integrated Resources, Inc., and of DLB Oil & Gas, Inc., a corporation engaged primarily in the exploration for and development of shallow crude oil and natural gas fields. Mr. Davidson is the managing principal of a number of private investment partnerships. Mr. Davidson is also a director of Technology Service Group, Inc., a company engaged in the design, development, manufacture and sale of public communications products and services. From December 1985 to May 1994, Mr. Davidson was a general partner of Steinhardt Partners, L.P. and Institutional Partners, L.P., private investment funds. He is currently the Chairman and a member of Wexford.

               Joseph M. Jacobs has been a director of the Company and the Chief Executive Officer, President and Treasurer of the Company since its formation in March 1994. Mr. Jacobs is also the Chief Executive Officer, President and a director of Presidio. From May 1994 through December 31, 1995, Mr. Jacobs was the President and sole stockholder of Concurrency, the previous asset manager and portfolio manager of the Company. Mr. Jacobs is the President and a member of Wexford, the current asset and portfolio manager of the Company. See "Certain Relationships and Related Transactions -- Wexford Management Agreement". From 1982 through May 1994, Mr. Jacobs was employed by, and since 1988 was the President of, Bear Stearns Real Estate Group, Inc., a firm engaged in all aspects of real estate, where he was responsible for the management of all activities, including maintaining worldwide relationships with institutional and individual real estate investors, lenders, owners and developers. Bear Stearns Real Estate served as the Company's portfolio manager from February 7, 1994 to May 3, 1994.

         Karen M. Ryugo has been a director of the Company since its formation in March 1994. She was also a Vice President and the Secretary of the Company until January 1995. Ms. Ryugo is a Senior Vice President of Wexford and serves as a director of several private companies. From 1988 through December 1994, Ms. Ryugo was employed by Steinhardt Management Company, Inc., an investment management company, where she was responsible for analyzing special situations, including corporate restructurings and acquisitions.

         Vance C. Miller has been a director of the Company since its formation in March 1994. Mr. Miller is also the President and Chairman of Vance C. Miller Interests and related entities and the Henry S. Miller Companies, diversified real estate investment companies, and a director of Pilgrims Pride Corporation, a processor of poultry. Mr. Miller has been a real estate developer, builder and manager of over $500 million in real estate projects since 1970.

         Dr. Lawrence Howard, M.D. has been a director of the Company since its formation in March 1994. Since 1993, Dr. Howard has been the President and Chief Executive Officer of LH Resources, Inc., a consulting firm specializing in small capital financial markets. Dr. Howard is a director, and since December 1992 has been the Vice Chairman, of Presstek, Inc., a public company which has developed proprietary non-photographic digital imaging technology for the printing and graphic arts industries. Dr. Howard is also a director of Cellular Technical Services Co., which is engaged in the design, development, marketing, installation and support of integrated real-time information management systems for the cellular communications industry.

         Jeffrey A. Altman has been a director of the Company since April 1995. Mr. Altman is also the Chairman and Trustee of Value Property Trust. Since 1988, Mr. Altman has been an analyst at Heine Securities Corporation, a registered investment adviser.

         Robert Holtz has been a Vice President and Assistant Secretary of the Company since its formation in March 1994. Mr. Holtz is a Vice President and Secretary of Presidio. From May 1994 through December 31, 1995, he was a Vice President of Concurrency and since January 1996 a Senior Vice President and a member of Wexford. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate, where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate, and its clients.

               Jay L. Maymudes has been the Chief Financial Officer and a Vice President of the Company since July 1994. He was also an Assistant Secretary of the Company until January 1995, when he became the Secretary. From July 1994 through December 31, 1995, Mr. Maymudes was the Chief Financial Officer and a Vice President of Concurrency and since January 1996, a Senior Vice President, Chief Financial Officer and Treasurer of Wexford. He is also the Chief Financial Officer and a Vice President of Presidio. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was a Senior Vice President, of Dusco, Inc., a real estate investment adviser.

               Steinhardt Partners L.P. and Institutional Partners L.P. who, together as a group, beneficially owned more than 10% of the Common Stock of the Company during the earlier part of 1995, failed to file on a timely basis their respective Forms 5 with respect to the sale on April 6, 1995 of all of the shares of Common Stock of the Company owned, by each of them.

Item 11.      EXECUTIVE COMPENSATION.

              The following table sets forth the long-term compensation paid by the Company to the Chief Executive Officer for services rendered in all capacities to the Company during the fiscal years ended December 31, 1995 and 1994:

                                          Summary Compensation Table (1)


                                                                          Long Term Compensation
                                                                                  Awards
                                                                           ---------------------
                                                                           Securities Underlying
Name and Principal Position                        Year                         Options (#)
- - ---------------------------                        ---                          -----------
Joseph M. Jacobs                                   1994                        1,055,556 (2)
 President and Chief
 Executive Officer                                 1995                              --

- - ----------------

(1) No compensation was awarded to, earned by or paid to the Chief Executive Officer, or any other officer of the Company or any subsidiary of the Company during the fiscal years ended December 31, 1995 and 1994. Pursuant to the terms of the Wexford Management Agreement, the Company granted Mr. Jacobs and another executive officer of the Company in their capacity as officers of Wexford an aggregate of 555,555 Management Options during the year ended December 31, 1994 and another executive officer of the Company in his capacity as officer of Wexford 15,000 Management Options during the year ended December 31, 1995. See "Business -- Wexford Management Agreement". The Company has no employment agreements and maintains no employee benefit plans.

(2) Because Mr. Jacobs is entitled to Management Options that expire or are terminated or are not granted, the shares listed above for Mr. Jacobs include 47,500 Management Options that were subsequently granted to certain officers and employees of Wexford during the fiscal year ending December 31, 1995 and 508,056 Management Options that remain available for future grants to Wexford's officers and/or employees at the
         discretion  of  Mr.  Jacobs.   See  "Business  --  Wexford   Management
         Agreement".

         Mr. Jacobs was not granted any Management Options during the year ended December 31, 1995. Another executive of the Company was granted 15,000 Management Options during the last fiscal year in his capacity as officer of Wexford. See "Business -- Wexford Management Agreement".

         The following table reflects that none of the Management Options were exercised by the Chief Executive Officer during the fiscal year ended December 31, 1995 and lists the number and value of the unexercised Management Options held by the Chief Executive Officer at December 31, 1995:

                                  Aggregated Option Exercises in Last Fiscal Year
                                             and FY-End Option Values


                                      Shares                           Number of Securities         Value of Unexercised
                                    Acquired on        Value          Underlying Unexercised      in-the-Money Options at
                                     Exercise         Realized        Options at FY-End (#)              FY-End ($)
Year         Name                       (#)             ($)         Exercisable/Unexercisable    Exercisable/Unexercisable
- - ----         ----                      -----           -----        -------------------------    -------------------------
1995         Joseph M. Jacobs          -                 -            504,028/504,028(1)                     $0

- - ---------------------

(1) The Wexford Management Agreement provides that of the total 1,111,111 Management Options available for grant, no more than 50% may be exercisable on or before the second anniversary of the Wexford Management Agreement (May 4, 1996). Accordingly, the number of securities underlying exercisable options was determined by adding the portion of the Jacobs Options that vested by the end of the last fiscal year (250,000) to 50% of the Management Options that were not granted as of December 31, 1995 (254,028). The number of securities underlying unexercisable options was determined by subtracting the number of securities underlying exercisable options (504,028) from the portion of the total 1,111,111 Management Options that were not granted to Wexford's officers and/or employees, other than Mr. Jacobs, by the end of the last fiscal year (1,008,056).

         As discussed under "Business -- Wexford Management Agreement", the Company has granted Mr. Jacobs the right to require the Company to repurchase all or any of the Management Option Shares and all or any portion of the Common Stock underlying the Vested Management Option Shares. The foregoing rights may be exercised only by Mr. Jacobs and only at any time after the earlier of (i) May 4, 1997 or (ii) the earlier termination of the Wexford Management Agreement, if 50% or more of the outstanding Common Stock (on a fully-diluted basis) is owned by any person (as defined under the Exchange Act) other than Steinhardt Partners, L.P. or its affiliates and/or Farallon Capital Partners, L.P. or its affiliates.

Compensation of Directors

         Each non-officer director of the Company, including the Chairman of the Board, receives director's fees at the rate of $15,000 per year, payable on a quarterly basis. Karen M. Ryugo, who served as a non-compensated officer of the Company until January 1995, has also been entitled to such fee. All directors are reimbursed for actual expenses reasonably incurred in connection with attendance at any meeting of the Board or committees of the Board in accordance with such guidelines as the Company may adopt from time to time.

Compensation Committee of the Board of Directors

         The Compensation Committee of the Board of Directors was given the responsibility of considering the Company's management agreement with Wexford. The Compensation Committee is also authorized to review and approve the remuneration arrangements for employees of the Company, if any, review any benefit plans for employees and select participants and approve awards under, and interpret and administer any employee benefit plans of the Company. Karen M. Ryugo, Dr. Lawrence Howard and Vance C. Miller are the members of the Compensation Committee.

Meetings Held and Action Taken

         During 1995, the Board of Directors held six meetings and acted seven times by informal action. The Compensation Committee did not meet during 1995. Each director, other than Vance C. Miller and Lawrence Howard, M.D., attended at least 75% of the aggregate number of meetings of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board of Directors has been comprised of Karen M. Ryugo, Dr. Lawrence Howard and Vance C. Miller. Until January 1995, Ms. Ryugo was a non-compensated Vice President and the Secretary of the Company. In January 1995, Ms. Ryugo became a Vice President of Concurrency and in January 1996 she became a Senior Vice President of Wexford. In addition, although Joseph
M. Jacobs is not a member of the Compensation Committee, as the President and controlling person of Wexford, he has discretionary authority with respect to the grant of Management Options to Wexford's officers and/or employees who, in some instances, are also officers of the Company and, accordingly, Mr. Jacobs performs certain of the functions traditionally reserved for compensation committees. Mr. Jacobs has a residual interest in any ungranted or terminated Management Options to the extent not granted to any other person, or granted to another person but not vested, prior to their expiration. See "Business -- Wexford Management Agreement" and "Certain Relationships and Related Transactions -- Wexford Management Agreement". Other than the foregoing, none of the members of the Compensation Committee has any relationship with other entities that would require disclosure concerning Compensation Committee Interlocks and Insider Participation.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

         The following table sets forth certain information known to Resurgence with respect to beneficial ownership of the Common Stock as of March 15, 1996 (except as set forth in the footnotes thereto), by: (i) each person who beneficially owns 5% or more of the Common Stock, (ii) each of the Company's executive officers, (iii) each of the Company's directors, and (iv) all directors and officers as a group. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named below on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing percentage ownership of any other person.

                                                                        Beneficial Ownership (1)
                                                                   ---------------------------------
                                                                   Number of            Percentage
Name of Beneficial Owner                                             Shares             Outstanding
- - ----------------------------------------------------------------------------------------------------
Farallon Capital Management, Inc.                                     551,700  (2)            5.5%
Farallon Capital Partners, L.P.                                     1,123,700  (2)           11.2
Farallon Capital Institutional Partners, L.P.                       1,272,700  (2)           12.7
Farallon Capital Institutional Partners II, L.P.                      774,600  (2)            7.7
Tinicum Partners, L.P.                                                210,900  (2)            2.1
Thomas F. Steyer                                                    3,933,600  (2)           39.3
Fleur E. Fairman                                                    3,933,600  (2)           39.3
David I. Cohen                                                      3,381,900  (2)           33.8
Meridee A. Moore                                                    3,381,900  (2)           33.8
Joseph F. Downes                                                    3,381,900  (2)           33.8
Jason M. Fish                                                       3,381,900  (2)           33.8
William F. Mellin                                                   3,381,900  (2)           33.8
Eric M. Ruttenberg                                                  3,381,900  (2)           33.8
     Total Shares in the Preceding Group                            3,933,600  (2)           39.3

Heine Securities Corporation                                        2,472,200  (3)           24.7
Michael F. Price                                                    2,472,200  (3)           24.7
     Total Shares in the Preceding Group                            2,472,200  (3)           24.7

Wexford Capital Partners II, L.P.                                     691,500  (4)            6.9
Wexford Overseas Partners I, L.P.                                     308,500  (4)            3.1
Charles E. Davidson (5)                                             1,218,500  (4)           12.2
     Total Shares in the Preceding Group                            1,218,500  (4)           12.2

Merrill Lynch & Co., Inc.                                             625,000  (6)            6.2
Merrill Lynch Group, Inc.                                             625,000  (6)            6.2
Princeton Services, Inc.                                              625,000  (6)            6.2
Fund Asset Management, L.P.                                           625,000  (6)            6.2
Merrill Lynch Phoenix Fund, Inc.                                      625,000  (6)            6.2
     Total Shares in the Preceding Group                              625,000  (6)            6.2

                                                                        Beneficial Ownership (1)
                                                                   ---------------------------------
                                                                   Number of            Percentage
Name of Beneficial Owner                                             Shares             Outstanding
- - ----------------------------------------------------------------------------------------------------
Davidson Kempner Partners                                             197,000  (7)            2.0
Davidson Kempner Endowment Partners                                   130,000  (7)            1.3
MHD Management Co.                                                    327,000  (7)            3.3
Davidson Kempner Institutional Partners, L.P.                         291,600  (7)            2.9
Davidson Kempner Advisers, Inc.                                       291,600  (7)            2.9
M.H. Davidson & Co.                                                    15,700  (7)              *
Thomas L. Kempner Foundation Inc.                                         900  (7)              *
Davidson Kempner International Advisors, L.L.C.                           700  (7)              *
Davidson Kempner International Ltd.                                       700  (7)              *
Thomas L.  Kempner, Jr.                                               637,300  (7) (8)        6.4
Marvin H. Davidson                                                    635,000  (7)            6.4
Stephen M. Dowicz                                                     635,000  (7)            6.4
Scott E. Davidson                                                     635,000  (7)            6.4
Michael J. Leffell                                                    635,000  (7)            6.4
     Total Shares in the Preceding Group                              637,300  (7)            6.4

Joseph M. Jacobs (4) (9)                                              806,042  (10)           7.5

Robert Holtz (4) (9)                                                   30,925  (11)           3.1

Jay L. Maymudes (4) (9)                                                 9,370  (12)             *

Karen M. Ryugo (4)                                                      1,000  (13)             *

Vance C. Miller (4)                                                        --                  --

Dr. Lawrence Howard, M.D. (4)                                              --                  --

Jeffrey A. Altman (4)                                                      --                  --

Directors and Officers, as a group (8 persons)                      2,065,837                19.1%

- - -----------------------
*Less than 1% of the outstanding Common Stock.

(1) Because shares of Common Stock may be deemed to be beneficially owned by more than one person or group of persons for purposes of Rule 13d-3 under the Exchange Act, each person or group of persons that may be deemed to be a beneficial owner is included on the table.

(2) As the managing partners of each of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P. and Tinicum Partners, L.P. (collectively, the "Farallon Partnerships"), Thomas F. Steyer and Fleur
         E. Fairman may each be deemed to own beneficially for purposes of Rule 13d-3 under the Exchange Act the 1,123,700 1,272,700, 774,600 and
         210,900 shares held, respectively, by each of such Farallon Partnerships. These shares are included in the listed ownership. By virtue of investment management agreements between Farallon Capital Management, Inc. ("FCMI") and various managed accounts, FCMI has the authority to purchase, sell and trade in securities on behalf of such accounts and, therefore, may be deemed the beneficial owner of the 551,700 shares held in such accounts. As the sole stockholders of FCMI and its Chairman and President, respectively, each of Mr. Steyer and Ms. Fairman may be deemed the beneficial owner of the 551,700 shares held in such accounts managed by FCMI, which shares are included in the listed ownership. The other general partners of the Farallon Partnerships are David Cohen, Joseph Downes, Jason Fish, William Mellin, Meridee Moore and Eric Ruttenberg and such persons may also be deemed to own beneficially the shares held by the Farallon Partnerships. Each of such persons also serves as a managing director of FCMI. The foregoing is based upon information furnished to the Company by the Farallon Partnerships.

(3) Heine Securities Corporation ("HSC") is an investment adviser registered under the Investment Advisers Act of 1940. One or more of HSC's advisory clients are the beneficial owners of 2,472,200 shares of the Company's common stock. Pursuant to investment advisory agreements with its advisory clients, HSC has sole investment discretion and voting authority with respect to such securities. As President of HSC, Michael F. Price exercises voting control and dispositive power over these securities. Neither Mr. Price nor HSC has any interest in dividends or proceeds from the sale of such securities and each disclaims beneficial ownership of all the securities owned by HSC's advisory clients. The foregoing is based upon information furnished to the Company by HSC.

(4) See "Directors and Executive Officers of the Registrant" for a description of such person's position with or relationship to the Company.

(5) Includes 691,500 shares held by Wexford Capital Partners II, L.P., 308,500 shares held by Wexford Overseas Partners I, L.P. and 218,500 shares subject to an irrevocable proxy granted to Charles E. Davidson pursuant to which Mr. Davidson may vote all such shares (the "Proxy"). Mr. Davidson disclaims beneficial ownership of the 218,500 shares subject to the Proxy. As the President of the corporate general partners of the general partners of each of Wexford Capital Partners II, L.P. and Wexford Overseas Partners I, L.P. (the "Wexford Partnerships"), Mr. Davidson may be deemed to own beneficially for purposes of Rule 13d-3 under the Exchange Act the 691,500 and 308,500 shares held, respectively, by each of such Wexford Partnerships. The shares held by the Wexford Partnerships were acquired in a privately negotiated transaction. See "Certain Relationships and Related Transactions -- Purchase of Common Stock". The foregoing is based upon information furnished to the Company by the Wexford Partnerships.

(6) Beneficial ownership of these shares was reported in a Schedule 13G, dated March 23, 1995. This schedule 13G reported that: (a) it was filed by Merrill Lynch & Co., Inc. ("ML&Co."), Merrill Lynch Group, Inc. ("ML Group"), Princeton Services, Inc. ("PSI"), Fund Asset Management, L.P. ("FAM") and Merrill Lynch Phoenix Fund, Inc. (the "Fund"); (b) the shares of Common Stock referred to therein are beneficially owned by the Fund; (c) FAM, a registered investment adviser, advises the Fund;
         (d) PSI is the general partner of FAM; (e) PSI is a wholly-owned direct subsidiary of ML Group; (f) ML Group is a wholly-owned direct subsidiary of ML&Co.; (g) based on the relationships described in (b) through (f) above, each of ML&Co., ML Group, PSI, FAM and the Fund may be deemed to be the beneficial owner of the 625,000 shares of Common Stock referred to therein; and (h) ML& Co., ML Group, PSI, FAM and the Fund disclaim beneficial ownership of the shares of Common Stock referred to therein, and the filing of the Schedule 13G should not be construed as an admission of beneficial ownership for purposes of
         Section 13(d) or 13(g) of the Exchange Act.

(7) Pursuant to separate services agreements, M.H. Davidson & Co., Inc. ("M.H. Davidson") has investment and voting discretion with respect to the 15,700 shares of Common Stock held by M.H. Davidson & Co., the 197,000 shares of Common Stock held by Davidson Kempner Partners, the 130,000 shares of Common Stock held by Davidson Kempner Endowment Partners and the 291,600 shares of Common Stock held by Davidson Kempner Institutional Partners (the "Davidson Kempner Entities"). As principals of M.H. Davidson, Thomas L. Kempner, Jr., Marvin H. Davidson, Stephen M. Dowicz, Scott E. Davidson and Michael J. Leffell may be deemed to own beneficially for purposes of Rule 13d-3 under the Exchange Act the 635,000 shares held by the Davidson Kempner Entities. The foregoing is based upon information furnished to the Company by M.H. Davidson. Marvin H. Davidson and Scott E. Davidson are not related to Charles E. Davidson.

(8) Includes 900 shares held by Thomas L. Kempner Foundation and 1,400 shares held by an IRA account for the benefit of Thomas L. Kempner, Jr. As the President of Thomas L. Kempner Foundation Inc., Mr. Kempner may be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act the 900 shares held by such foundation, but disclaims beneficial ownership of such shares. The foregoing is based upon information furnished to the Company by Mr. Kempner.

(9) Pursuant to the Wexford Management Agreement, the Company has authorized the grant to the Manager's officers and/or employees, at the discretion of Joseph M. Jacobs, of Management Options to purchase an aggregate of 1,111,111 shares of Common Stock as compensation for the services to be performed by the Manager. The Management Options expire 10 years after the date of the Wexford Management Agreement and any ungranted or terminated Management Options would be deemed to be granted to Mr. Jacobs to the extent not granted to any other person, or granted to another person but not vested, prior to their expiration. The Company has granted, pursuant to Mr. Jacobs' direction, (a) Management Options to purchase 55,555 shares of Common Stock to Robert Holtz, of which 28,925 Management Options have vested as of, or will vest within 60 days after, March 15, 1996, (b) Management Options to purchase 15,000 shares of Common Stock to Jay L. Maymudes, an officer of Wexford, of which 6,870 Management Options have vested as of, or will vest within 60 days after, March 15, 1996, and (c) Management Options to purchase an aggregate of 32,500 shares of Common Stock to certain employees of Wexford, of which 14,885 Management Options have vested as of, or will vest within 60 days after, March 15, 1996. In addition, Mr. Jacobs has committed to cause the Company to grant Management Options to purchase up to 10,000 shares of Common Stock to Jay L. Maymudes, and up to an aggregate of 10,000 shares of Common Stock to certain employees of the Manager. Included in the shares listed above for Mr. Jacobs are the vested portion of the Jacobs Options and the maximum number of ungranted Management Options that would be permitted to vest under the Wexford Management Agreement. See "Business -- Wexford Management Agreement" and "Certain Relationships and Related Transactions -- Wexford Management Agreement".

(10) Includes 756,042 shares of Common Stock issuable upon exercise of vested Management Options. Also includes 25,000 shares of Common Stock beneficially owned by Mr. Jacobs' wife and subject to an irrevocable proxy held by Charles E. Davidson, as to which shares Mr. Jacobs disclaims beneficial ownership, and 25,000 shares of Common Stock subject to an irrevocable proxy held by Charles E. Davidson. See "Certain Relationships and Related Transactions -- Purchase of Common Stock"

(11) Includes 28,925 shares of Common Stock issuable upon exercise of vested Management Options. Also includes 2,000 shares of Common Stock subject to an irrevocable proxy held by Charles E. Davidson. See "Certain Relationships and Related Transactions -- Purchase of Common Stock".

(12) Includes 6,870 shares of Common Stock issuable upon exercise of vested Management Options. Also includes 2,500 shares of Common Stock subject to an irrevocable proxy held by Charles E. Davidson. See "Certain Relationships and Related Transactions -- Purchase of Common Stock".

(13)     Represents  shares of Common Stock subject to an irrevocable proxy held
         by  Charles  E.  Davidson.   See  "Certain  Relationships  and  Related
         Transactions -- Purchase of Common Stock".


         The address of Thomas F. Steyer and the other individuals mentioned in footnote 2 above (other than Fleur E. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, Suite 1325, San Francisco, California 94111 and the address of Fleur E. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022; the address of Heine Securities Corporation and Michael F. Price is 51 J.F.K. Parkway, Short Hills, New Jersey 07078; the address of Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc. is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10281; the address of Princeton Services, Inc., Fund Asset Management, L.P. and Merrill Lynch Phoenix Fund, Inc. is 800 Scudders Mill Road, Plainsboro, New Jersey 08536; the address of Wexford Overseas Partners I, L.P. is c/o Hemisphere Management (Cayman) Limited, Zephyr House, P.O. Box 1561, Mary Street, George Town, Grand Cayman, Grand Cayman Islands, BWI; the address of Thomas L. Kempner, Jr. and the other individuals mentioned in footnote 6 above is c/o M.H. Davidson & Co., Inc., 885 Third Avenue, Suite 810, New York, NY 10022; and the business address of Charles E. Davidson, Wexford Capital Partners, L.P., and Joseph M. Jacobs is c/o Wexford Management LLC., 411 West Putnam Avenue, Greenwich, CT 06830.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Wexford Management Agreement

         Pursuant to the Wexford Management Agreement, Wexford, was engaged to serve (either directly or indirectly through sub-managers) as portfolio manager and, in the event of Wexford's assumption of LMI's duties under the LMI
Management Agreement, as asset manager of the Company. Wexford became the Company's asset manager on the Notice Date. Joseph M. Jacobs, the President, Chief Executive Officer, Treasurer and a director of the Company, is the President and a member of Wexford. Charles E. Davidson, the Chairman of the Board and a director of the Company, is the Chairman and a member of Wexford. Robert Holtz, a Vice President and Assistant Secretary of the Company, is a Senior Vice President and a member of Wexford. Jay L. Maymudes, the Chief Financial Officer, a Vice President and the Secretary of the Company, is the Chief Financial Officer, a Senior Vice President and Secretary of Wexford. Karen
M. Ryugo, a director of the Company, is a Vice President of Wexford. See "Business -- Wexford Management Agreement". Wexford provides management and other services to third parties that are not related to the Company. Wexford has received $2,049,000 in Wexford Management Fees for the year ended December 31, 1995.

Greenwich, Connecticut Office Space

         In connection with the Company's relocation to Greenwich, Connecticut, the Company entered into an amendment, effective as of March 8, 1995, to the Wexford Management Agreement, and a letter agreement, dated as of March 8, 1995, with Wexford, which provides that the Company will pay to Wexford its allocable portion (based on 3,200 square feet), up to $235,000, of the fit-out costs of the office space leased by Wexford, which lease expires in 2000. Consequently, $235,000 was paid to Wexford by the Company during 1995. The Company is not a party to such lease. Charles E. Davidson and Joseph M. Jacobs have an aggregate ownership interest of approximately 67% in the entity that owns the Greenwich, Connecticut office building to which the Company relocated. Other than the foregoing payment and the termination payment described under "Business -- Wexford Management Agreement", the Company makes no direct payment in respect of these premises.

Purchase of Common Stock

         On April 6, 1995, several investors, including Wexford Capital Partners II, L.P. and its affiliate Wexford Overseas Partners I, L.P. (the "Wexford Partnerships"), entities related to Farallon Capital Management, Inc., entities related to Heine Securities Corporation, entities related to M.H. Davidson & Co., certain directors and officers of the Company and certain employees of Wexford, purchased the 4,110,000 shares of Common Stock (which represents 41% of the total shares outstanding) owned by Steinhardt Partners, L.P. and Institutional Partners, L.P. (the "Steinhardt Shares"). Charles E. Davidson, Chairman of the Board and a director of the Company, is the President of the corporate general partners of the general partners of the Wexford Partnerships. Certain of the investors, including Joseph M. Jacobs, the Chief Executive Officer, President, Treasurer and a director of the Company, Robert Holtz, a
Vice President and Assistant Secretary of the Company, Karen M. Ryugo, a director of the Company, Jay L. Maymudes, the Chief Financial Officer, a Vice President and the Secretary of the Company, and certain employees of Wexford, have granted an irrevocable proxy, which expires on May 4, 1997, to vote an aggregate of 218,500 shares of Common Stock to Mr. Davidson. The irrevocable proxy authorizes and empowers Mr. Davidson to vote, and to execute consents with respect to, all 218,500 shares, for any purpose, whether ordinary or extraordinary, including all matters as to which a vote of stockholders may be required by the MGCL or otherwise.

         In connection with the foregoing transaction, the Board of Directors of the Company, based on undertakings by several of the investors, waived the ownership limit and the 5 or fewer limit restrictions contained in the Company's Charter, which limit the number of shares of Common Stock that any stockholder may own, with respect to all of the investors for the sole purpose of engaging in the transaction. The expenses associated with the transaction, including legal fees and disbursements of approximately $165,000, were borne by the Company.

                                     PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)   The following documents are filed as part of this report:

               1. The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

               2.    Financial Statement Schedules.

         The  following   financial   statement  schedules  should  be  read  in
conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

         Independent Auditor's Report

                II -Valuation and Qualifying Accounts for the
                    year ended December 31, 1995

               III - Real Estate and Accumulated Depreciation at
                    December 31, 1995

               IV - Mortgage Loans on Real Estate at
                    December 31, 1995

       Schedules other than those listed above are omitted because they are not applicable.

         Certain financial statement schedules of Liberte are included in the excerpts from the Annual Report on Form 10-K of Liberte for the fiscal year ended June 30, 1993 and the Quarterly Report Form 10-Q of Liberte for the quarter ended March 31, 1994 filed as Appendix I to this Form 10-K.

               3. Exhibits. See the Exhibit Index at page 79 of this Annual Report on Form 10-K.

         (b)   Reports on Form 8-K:

                     None

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RESURGENCE PROPERTIES INC.


                                By: /s/ Jay L. Maymudes

                                    Jay L. Maymudes
                                    Chief Financial Officer, Vice President
                                    and Secretary (Principal Financial and
                                    Accounting Officer)


Date: March 29, 1996



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 29th day of March, 1996.

          Signature                                              Title
          ---------                                              -----
By:  /s/ Charles E. Davidson                     Chairman of the Board and Director
     Charles E. Davidson

By:  /s/ Joseph M. Jacobs                        Chief Executive Officer, President,
     Joseph M. Jacobs                            Treasurer and Director (Principal Executive
                                                 Officer)

By:  /s/ Karen M. Ryugo                          Director
     Karen M. Ryugo

By:  /s/ Vance C. Miller                         Director
     Vance C. Miller

By:  /s/ Lawrence Howard, M.D.                   Director
     Lawrence Howard, M.D.

By:  /s/ Jeffrey A. Altman                       Director
     Jeffrey A. Altman

By:  /s/ Jay L. Maymudes                         Chief Financial Officer, Vice President
     Jay L. Maymudes                             and Secretary (Principal Financial and
                                                 Accounting Officer)

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the year ended December 31, 1995
(Dollars in thousands)
====================================================================================================================================
                                                                                Additions
                                                             Balance at         charged to
                                                              beginning          costs and
                   Description                                of period          expenses                     Description
- - -------------------------------------------------            ----------         ----------          --------------------------------
Deductions from Accounts Receivable
   Allowance for doubtful accounts                             $   188                  8                          --
                                                               =======              =====
Deductions from Operating Real Estate Properties
   Write-down for impairment of value                          $ 2,351                 --            Reclass to assets held for sale
                                                               =======              =====
Deductions from Mortgage Loans on Real Estate
   Allowance for possible losses                               $10,830              3,021                          (1)
                                                               =======              =====
Deductions from Assets Held For Sale
   Write-down for impairment of value                          $19,173              5,411                     Sale of assets
                                                               =======              =====


====================================================================================================
                                                                                          Balance at
                                                                                            end of
                   Description                                        Deductions             year
- - -------------------------------------------------                     ----------          ----------
Deductions from Accounts Receivable
   Allowance for doubtful accounts                                        --              $      196
                                                                      ==========          ==========
Deductions from Operating Real Estate Properties
   Write-down for impairment of value                                       (770)         $    1,581
                                                                      ==========          ==========
Deductions from Mortgage Loans on Real Estate
   Allowance for possible losses                                          (8,555)         $    5,296
                                                                      ==========          ==========
Deductions from Assets Held For Sale
   Write-down for impairment of value                                     (7,077)         $   17,507
                                                                      ==========          ==========

- - -------------------------
(1) Deductions consist of the following:

   Payoff of Mortgage Loans                                 $ (8,290)
   Reclassifications to Assets Held For Sale Category           (171)
   Foreclosure of Mortgage Loans                                 (94)
                                                            --------
                                                            $ (8,555)
                                                            ========

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995
(Dollars in thousands)
- - --------------------------------------------------------------------------------------------
                                                                          Initial Cost (B)
                                                                         -------------------
                                                                                 Buildings
                                                           Encumbrances             and
Description                                                    (A)       Land   Improvements
- - --------------------------------------------------         ------------  ----   ------------
RETAIL:
ABCO Plaza                      Phoenix         AZ            $ --       $1,376     $4,178
Cimarron Plaza                  Bedford         TX              --        1,735      6,274
Cortez Plaza                    Bradenton       FL              --        3,251     16,189
Greenway Village Square         Phoenix         AZ              --          456      2,106
Home Center Village             Atlanta         GA              --        2,861      5,826
Riverbend                       Pennington Gap  VA              --          129      1,564
Riverwood Plaza I and II        Port Orange     FL              --          994      3,808
Shoppes at Clover Plaza         Palm Harbor     FL              --          810      2,190
Southern Plaza                  Rio Rancho      NM              --          539      2,483
Stuart Square                   Stuart          FL              --        1,585      6,315
                                                              --------   -------   -------
                                                              $ --      $13,376     50,933
                                                              --------   -------   -------

OFFICE:

Cross Creek Business Center     Deerfield        IL              6,000    1,200     10,688
Harbor Bay Business Park        Alameda          CA             --          402      1,609
1025 Vermont Avenue             Washington       DC             --        4,632      4,900
                                                              --------   -------   -------
                                                                 6,000    6,234     17,197
                                                              --------   -------   -------

MULTI-FAMILY:

Bayshore Club                   Naples           FL              --         800      5,400
                                                              --------   -------   -------
                                                                 --         800      5,400
INDUSTRIAL/WAREHOUSE:

Executive Airport
  Business Center               Ft. Lauderdale   FL              --          --      3,747
                                                              --------   -------   -------
                                                                 --          --      3,747
                                                              --------   -------   -------
                                                              $  6,000   $20,770   $77,277
                                                              ========   =======   =======

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -- Continued
DECEMBER 31, 1995
(Dollars in thousands)
- - -------------------------------------------------------------------------------------------------------
                                                                      Costs             Reductions
                                                                      Capitalized       Recorded
                                                                      Subsequent to     Subsequent to
                                                                      Acquisition       Acquisition (G)
                                                                      -----------       ---------------


Description                                                           Improvements         Writedowns
- - --------------------------------------------------                    ------------      ---------------
RETAIL:
ABCO Plaza                      Phoenix         AZ                     $   71             $    --
Cimaron Plaza                   Bedford         TX                        103                  --
Cortez Plaza                    Bradenton       FL                        545                  --
Greenway Village Square         Phoenix         AZ                        122                  --
Home Center Village             Atlanta         GA                         25                  --
Riverbend                       Pennington Gap  VA                          7                (250)
Riverwood Plaza I and II        Port Orange     FL                        211                (497)
Shoppes at Clover Plaza         Palm Harbor     FL                         54                (119)
Southern Plaza                  Rio Rancho      NM                         31                  --
Stuart Square                   Stuart          FL                        424                  --
                                                                       ------             -------
                                                                        1,593                (866)
                                                                       ------             -------


OFFICE:

Cross Creek Business Center     Deerfield        IL                        64                (107)
Harbor Bay Business Park        Alameda          CA                         3                  --
1025 Vermont Avenue             Washington       DC                       658                  --
                                                                       ------             -------
                                                                          725                (107)
                                                                       ------             -------


MULTI-FAMILY:

Bayshore Club                   Naples           FL                       279                (515)
                                                                       ------             -------
                                                                          279                (515)
                                                                       ------             -------
INDUSTRIAL/WAREHOUSE:

Executive Airport
  Business Center               Ft. Lauderdale   FL                       343                 (92)
                                                                       ------             -------
                                                                          343                 (92)
                                                                       ------             -------
                                                                       $2,940             $(1,580)
                                                                       ======             =======

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -- Continued
DECEMBER 31, 1995
(Dollars in thousands)
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                   Gross Amount at Which
                                                                 Carried at Close Of Period
                                                        -------------------------------------------
                                                                      Buildings                         Accumulated
                                                                        and                Total        Depreciation       Date
Description                                             Land         Improvements       (C) (E) (G)      (E) (F)        Acquired (D)
- - ---------------------------------------------------    -------       ------------       -----------     ------------    ------------
RETAIL:
ABCO Plaza                      Phoenix         AZ     $ 1,376          $ 4,249           $ 5,625         $  256            1991
Cimaron Plaza                   Bedford         TX       1,735            6,377             8,112            388            1993
Cortez Plaza                    Bradenton       FL       3,251           16,734            19,985            987            1994
Greenway Village Square         Phoenix         AZ         456            2,228             2,684            127            1991
Home Center Village             Atlanta         GA       2,861            5,851             8,712            342            1993
Riverbend                       Pennington Gap  VA         110            1,340             1,450             89            1991
Riverwood Plaza I and II        Port Orange     FL         891            3,625             4,516            222            1992
Shoppes at Clover Plaza         Palm Harbor     FL         778            2,157             2,935            130            1992
Southern Plaza                  Rio Rancho      NM         539            2,514             3,053            162            1991
Stuart Square                   Stuart          FL       1,585            6,739             8,324            227            1994
                                                       -------          -------           -------         ------
                                                        13,582           51,814            65,396          2,930
                                                       -------          -------           -------         ------


OFFICE:

Cross Creek Business Center     Deerfield        IL      1,189           10,656            11,845            637            1990
Harbor Bay Business Park        Alameda          CA        402            1,612             2,014             60            1994
1025 Vermont Avenue             Washington       DC      4,632            5,558            10,190            153            1995
                                                       -------          -------           -------         ------
                                                         6,223           17,826            24,049            850
                                                       -------          -------           -------         ------

MULTI-FAMILY:

Bayshore Club                   Naples           FL        734            5,230             5,964            324            1990
                                                       -------          -------           -------         ------
                                                           734            5,230             5,964            324
                                                       -------          -------           -------         ------

INDUSTRIAL/WAREHOUSE:

Executive Airport
  Business Center               Ft. Lauderdale   FL         --            3,998             3,998            233            1993
                                                       -------          -------           -------         ------
                                                            --            3,998             3,998            233
                                                       -------          -------           -------         ------

                                                       $20,539          $78,868           $99,407         $4,337
                                                       =======          =======           =======         ======

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)
- - --------------------------------------------------------------------------------

A. Substantially all of the real estate properties secure Senior Debt having an outstanding balance of $57,898 as of December 31, 1995, net of Senior Debt purchases.

B. The initial cost for all properties, except Harbor Bay Business Park, Stuart Square, Barrington Hills and 1025 Vermont Avenue represents the net carrying value of Liberte of such properties which the Company assumed as Successor.

C. The aggregate cost for federal income tax purposes is $106,148 as of December 31, 1995.

D. The date acquired represents the year acquired by Liberte for all properties, except for Harbor Bay Business Park, Stuart Square, Barrington Hills and 1025 Vermont Avenue.

E. The following is a reconciliation of real estate and accumulated depreciation:

                                                                                       Accumulated
                                                                    Cost               Depreciation
                                                                    ----               ------------
          Balance, January 1, 1995                              $   107,301             $   1,945

          Additions during period:
              Other acquisitions                                      9,532                     -
              Improvements                                            1,885                     -
              Charged to operations                                       -                 3,182
                                                                -----------             ---------

                                                                    118,718                 5,127


          Deductions during period:
              Cost of assets sold                                     1,447                    65
              Write-downs for Impairment                                  -                     -
              Reclassifications to Assets Held for Sale               17,864                  725
                                                                ------------            ---------

          Balance, December 31, 1995                            $    99,407             $   4,337
                                                                ===========             =========

F. Depreciation of buildings is computed using the straight-line method over 30 years. Tenant improvements are capitalized and amortized over the term of the respective leases.

G. During 1995, the Company recorded write-downs for impairment of value of $9,005 which amount was charged to operations. The basis for such write-downs was to reduce the net carrying value of these assets to amounts that in the Company's judgement reflect the lower of cost less accumulated depreciation or fair value. Factors considered in the evaluation are the estimated future cash flows, current occupancy levels, the prospects for the property and the economic situation in the region where the property is located. For a discussion of the individual write-downs recorded during 1995 see Note M to the consolidated financial statements.

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1995
(Dollars in thousands)
=============================================================================================================
                                               Number                                                Final
                                                 of                 Interest                       Maturity
Description                                    Loans                  Rate                           Date
- - --------------------------                  ----------            -------------                    ---------
FIRST MORTGAGE LOANS

   Acquisition and development                       2             9.75 -16.25%                    1991-1993

   Completed Properties:
      Texas Waggoner Corp.                           1                8.50%                           1998
         Dallas, TX

   University Service Center                         1               10.25%                           1994
         Redlands, CA

   Industrial/Warehouse                              8                8.00%                           1997
      Central / Northern, NJ

   Other                                             1                8.00%                           1998

SECOND MORTGAGE LOANS

   Centerpointe J.V.                                 1                7.50%                           1992
      Newport Beach, CA
                                            ----------
   Total mortgage loan portfolio                    14
                                            ==========

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE -- Continued
DECEMBER 31, 1995
(Dollars in thousands)
====================================================================================================================================
                                                                                                                          Carrying
                                                                                                            Face          Amount of
                                                                                           Prior          Amount of       Mortgages
         Description                             Periodic Payment Terms                    Liens          Mortgages      (A) (B) (C)
- - --------------------------------        ----------------------------------------         --------         ---------      -----------
FIRST MORTGAGE LOANS
   Acquisition and development          Principal due at maturity, interest              $    --           $ 2,070         $ 1,080
                                        payable monthly.

   Completed Properties:
      Texas Waggoner Corp.              Principal and interest payable monthly.               --             1,627           1,403
         Dallas TX

   University Service Center            Principal due at maturity, interest                   --             3,300           2,412
         Redlands, CA                   payable monthly.

   Industrial/Warehouse                 Principal due at maturity, interest                   --            13,648          13,648
      Central / Northern, NJ            payable monthly.

   Other                                Principal and interest payable quarterly.             --             1,046             997

SECOND MORTGAGE LOANS

   Centerpointe J.V.                    Principal due at maturity, interest                1,255             2,690           2,674
      Newport Beach, CA                 payable monthly.
                                                                                         -------           -------         -------
   Total mortgage loan portfolio                                                         $ 1,255           $24,381         $22,214
                                                                                         =======           =======         =======

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE -- Continued
DECEMBER 31, 1995
(Dollars in thousands)
================================================================================
                                                            Principal
                                                            Amount of
                                                          Loans Subject
                                                          to Delinquent
                                                          Principal or
               Description                                  Interest
- - --------------------------------                          -------------
FIRST MORTGAGE LOANS
   Acquisition and development                              $ 1,080

   Completed Properties:
      Texas Waggoner Corp.                                      --
         Dallas TX

   University Service Center                                  2,412
         Redlands, CA

   Industrial/Warehouse                                         --
      Central / Northern, NJ

   Other                                                        997

SECOND MORTGAGE LOANS

   Centerpointe J.V.                                          2,67
      Newport Beach, CA
                                                            -------
   Total mortgage loan portfolio                            $ 7,163
                                                            =======

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(Dollars in thousands)
- - --------------------------------------------------------------------------------

A. The aggregate cost for federal income tax purposes is the same as the carrying amount of mortgage loans.

B. The following is a reconciliation of the carrying amount of mortgage loans:

          Balance, January 1, 1995                                                  $ 40,856
          Additions during period                                                          -
                                                                                    --------
                                                                                      40,856

          Deductions during period:
                  Collections of principal                         $  2,811
                  Foreclosure                                           676
                  Write offs                                          7,888
                  Reclassifications to assets
                      held for sale                                   7,267
                                                                   --------
                                                                                      18,642
                                                                                    --------
         Balance, December 31, 1995                                                 $ 22,214
                                                                                    ========

C. During 1995, the Company increased its write-downs for loan losses by $3,021 which amount was charged to operations. The basis for such write-downs was to reduce the net carrying value of these assets to amounts that in the Company's judgement reflect the lower of cost or fair value. Factors considered in the evaluation are the collectibility of the mortgage loans and estimated value of the collateral underlying a loan. For a discussion of the individual write-downs recorded during 1995 see Note M to the consolidated financial statements.

         The specific write-downs taken so as to reduce the carrying value of certain mortgage loans to the lower of cost or fair value were as follows:

         Mortgage Loan                                       Write-down
         -------------                                       ----------

         First Mortgage Loans:
            Acquisition and Development                        $  174
            Texas Waggoner Corp.                                  603
            University Service Center                             517
            Other                                                 578
         Second Mortgage Loans:
            Centerpointe J.V.                                   1,149
                                                               -------
                         Total                                 $ 3,021
                                                               =======

                                                                      APPENDIX I

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1993
                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number 1-6802
                                Liberte Investors
             (Exact name of Registrant as specified in its charter)

  Created Under a Declaration of Trust
         Pursuant to the Laws of
    The Commonwealth of Massachusetts                   75-1328153
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)
           1420 Viceroy Drive
              Dallas, Texas                               75235
(Address of principal executive offices)                (Zip Code)

(Registrant's  telephone number,  including area code)  214/879-5800

Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each Exchange
           Title of each Class                            on which registered
     Shares of Beneficial Interest,                      New York Stock Exchange
            Without Par Value

l0 1/2% Subordinated Notes due June 1, 1993              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES [ X ]   NO [   ]

The aggregate market value of the Shares of Beneficial Interest held by nonaffiliates of the Registrant as of September 15, 1993: $13,591,000

The number of Shares of Beneficial Interest outstanding as of September 15, 1993 is 11,773,208 shares.

Item 6.  SELECTED FINANCIAL DATA

                                                                     Year Ended June 30
                                         ----------------------------------------------------------------------------
                                             1993            1992           1991          1990            1989
                                             ----            ----           ----          ----            ----
                                                          (in thousands, except per share amounts)
Revenues                                      $ 15,115        $ 19,763      $ 42,193       $ 93,319        $ 130,607
Interest expense                                16,295          20,515        36,537         71,432           87,087
Provision for possible losses                   15,150          32,000        62,100         39,500           33,500
Net income (loss)                             (34,672)        (43,141)      (66,346)       (26,439)            3,236
Earnings (loss) per share                       (2.94)          (3.68)        (5.67)         (2.26)              .28
Cash dividends declared per share                   --              --            --            .91             2.26
Total assets                                   261,575         337,527       451,053        658,188        1,069,594
Shareholders' equity                            63,591          98,333       141,309        207,655          250,597
Debt                                           187,725         234,057       303,223        440,500          437,000

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The last five fiscal years have been difficult for the real estate industry and financial institutions that serve the industry. Over-building of commercial projects in most major metropolitan markets in the United States continued to depress rental rates and leasing activity and to strain the liquidity of developers. A reduced level of economic activity nationally and continuing regional declines in the Northeast and California increased the pressures on the real estate industry and materially reduced funding sources available to developers.

      Liquidity available to the real estate industry has continued to be seriously impaired. High levels of nonperforming assets at commercial banks, thrifts, insurance companies and pension funds, coupled with continued close oversight by federal banking regulators, effectively drained resources from the real estate market and made financing for commercial projects unavailable except for well-leased projects. Although liquidity for commercial property and for borrowers seeking acquisition and development loans is almost non-existent, there is financing available for completed single family residential real estate.

      The Trust has not been immune to the problems of the industry. Since the Trust was forced to withdraw from the commercial paper market in fiscal 1990 as a result of a downgrading by its rating agencies, it has faced significant liquidity pressures. Similarly, the Trust's portfolio has been impacted negatively by the generally overbuilt markets, by the regional downturns in the Northeast and California, by the declining liquidity of its borrowers and by the generally depressed prices for real estate. Over the last five fiscal years, nonearning assets have increased and margins have declined, primarily as a result of restructuring many of the Trust's mortgage loans. As a result of these factors, the Trust is currently in default with respect to its senior and subordinated indebtedness, having failed to repay such indebtedness at maturity.

      The Trust's policy response to its liquidity and portfolio pressures has been a dramatic reduction in the production of new investments and a renewed focus on loan collection and asset sales. New production in fiscal 1990 and fiscal 1991 was limited primarily to construction loans on single-family homes. In fiscal 1993 and 1992, the Trust had no new loan production. The Trust does not consider loans made to facilitate the sale of foreclosed real estate to be new investment originations. Although the resulting decline in investments and related reduction in leverage will, continue to negatively impact earnings, the Trust believes its policy of constriction should help it in the current environment in trying to satisfy its obligations to its creditors and in trying to negotiate a consensual restructuring of its indebtedness.

Results of Operations

      As discussed below, under "Liquidity and Capital Resources," the Trust believes that in the course of restructuring its outstanding senior and subordinated indebtedness, it will become the subject of voluntary or involuntary bankruptcy proceedings. The Trust also believes that such proceedings, if prolonged, are likely to have a material adverse effect on its program to liquidate its portfolio of mortgage loans and real estate. A material adverse impact on its portfolio liquidation program would be likely to cause the Trust to increase its provision for possible losses (thereby increasing its operating loss) and to realize lower proceeds on sales of its assets (thereby reducing its cash flow). In addition, bankruptcy proceedings, if prolonged, are likely to divert the Trust's management from the day-to-day operations of the Trust and to increase the Trust's operating loss and reduce its cash flow because of the increased costs associated with such proceedings.

      The results of operations for the fiscal years ended June 30, 1993, 1992 and 1991 are as follows (in thousands):

                                                                    Year Ended June 30
                                                  --------------------------------------------------------
                                                       1993                  1992                1991
                                                       ----                  ----                ----
Income
- - ------
Mortgage loan interest                                $11,259              $ 16,238            $ 35,913
Temporary investment interest                             271                 1,033               3,736
Foreclosed real estate and other                        3,585                 2,492               2,544
                                                      -------               -------             -------
                                                       15,115                19,763              42,193
                                                       ------                ------              ------
Expenses
- - --------
Interest                                               16,295                20,515              36,537
Provision for possible losses                          15,150                32,000              62,100
Management fees                                         2,928                 1,906               2,806
Legal and audit                                         2,045                 2,306               2,026
Trustees' fees and expenses                               343                   316                 298
Foreclosed real estate                                  3,277                 3,582               3,611
Litigation settlement                                       -                   838                   -
Debt restructure                                        7,438                     -                   -
Other                                                   2,311                 1,441               1,161
                                                      -------               -------           ---------
                                                       49,787                62,904             108,539
                                                       ------                ------             -------

Net loss                                             $(34,672)             $(43,141)           $(66,346)
                                                     =========             =========           =========

      1993 Compared to 1992. Operations resulted in a $34.7 million loss in fiscal 1993 compared to a $43.1 million loss in fiscal 1992. Contributing to the smaller loss were the following factors: (i) a decrease in the provision for possible losses; (ii) a decrease in interest expense; and (iii) an increase in foreclosed real estate income. These factors were partially offset by: (i) a decrease in mortgage loan interest and temporary investment income; (ii) an increase in management fees and other operating expenses; and (iii) the recognition of debt restructure costs. Although the Trust cannot predict the size of the provision for possible losses in fiscal 1994, it expects that earnings will continue to be negatively impacted by the factors described above due to the continued weakness of the real estate market and that the Trust will generate an operating loss in fiscal 1994. The Trust will continue to monitor the status of each of its assets in light of current market conditions and to provide for possible losses in its mortgage loan portfolio and its foreclosed real estate portfolio as necessary.

      Income on mortgage loans decreased from $16.2 million in fiscal 1992 to $11.3 million in fiscal 1993. Of the $4.9 million decrease, $4.2 million was the result of a decrease in average earning loans and $.7 million was the result of a decrease in yield. Average earning loans declined from $197.7 million with a yield of 8.21% in fiscal 1992 to $146 million with a yield of 7.71% in fiscal 1993. The decrease in yield resulted primarily from the forced rate restructurings of loans to troubled borrowers and the decrease during fiscal 1993 in the average prime rate (which serves as the base rate for a portion of the Trust's mortgage loans) from 7.28% during fiscal 1992 to 6.00% during fiscal 1993.

      Average nonearning loans for fiscal 1993 totaled $21.3 million compared to $33.9 million for fiscal 1992. Assuming that the yield on these loans would have been the same as the yield on earning loans had they been on earning status, income on mortgage loans would have been $1.6 million higher than reported in fiscal 1993 and $2.8 million higher in fiscal 1992. The Trust's efforts to reduce nonearning assets and improve the operating performance of real estate assets continues. These efforts include: monthly analysis of project revenues and expenses and the leasing activity of the project manager, regular visits to each project to review projections, operating budgets, maintenance, capital expenditures and performance of the project manager; listing of projects for sale and active monitoring of the activities of the listing broker; advertising and mail contact with national and regional sales prospects known to the Trust; auctions of certain selected properties; replacement of the project manager and/or listing agent if performance is unsatisfactory; and employing consultants to assist the Trust in developing strategies for leasing and selling certain assets such as retail properties. Although the Trust has seen some general improvement in occupancy levels and some isolated improvement in rental rates, continuing problems in the real estate industry, including the lack of traditional bank financing for real estate transactions and generally depressed rents, the Trust could have increases in nonearning loans. The size of any increases in nonearning loans will be a function of the foregoing variables, and, consequently, cannot be quantified at this time.

      There was no new loan production in fiscal 1993 or fiscal 1992. The Trust does not consider loans made to facilitate the sale of foreclosed real estate to be new investment originations. The Trust continues to limit new loan originations in accordance with its current policy of reducing its indebtedness and the size of its loan and foreclosed real estate portfolio.

      Interest on temporary investments decreased from $1 million in fiscal 1992 to $.3 million in fiscal 1993. Of the $.7 million decrease, $.5 million was the result of a decrease in average temporary investments and $.2 million was the result of a decrease in yield. Average temporary investments decreased from $19.4 million with a yield of 5.32% in fiscal 1992 to $8.4 million with a yield of 3.24% in fiscal 1993. The level of temporary investments has decreased as funds have been paid to satisfy the Trust's obligations to pay the principal of and interest on its debt.

      Income on foreclosed real estate increased from $2.5 million in fiscal 1992 to $3.6 million in fiscal 1993 primarily because several projects changed from nonearning to earning status during fiscal 1993. Foreclosed real estate is classified as earning if the net cash flow on the individual property is projected to exceed the Trust's average cost of funds during the succeeding twelve months. See Note A of "Notes to Consolidated Financial Statements."

      Interest expense decreased from $20.5 million in fiscal 1992 to $16.3 million in fiscal 1993. Of the $4.2 million decrease, $4.1 million was the result of a decrease in average debt outstanding and $.1 million was the result of a decrease in the average cost of debt. Average debt outstanding declined from $266.4 million with an average cost of 7.70% in fiscal 1992 to $213.6 million with an average cost of 7.63% in fiscal 1993. The average cost of debt increased in the last six months of fiscal 1993 as a result of the following factors: (i) the expiration on January 31, 1993, of an interest rate swap that reduced interest expense throughout fiscal 1992 and for the first seven months of fiscal 1993; (ii) amendments to the Trust's senior credit agreements that became effective in January 1993 (the "January 1993 Amendments") that resulted in an increase of 100 basis points on LIBOR-based senior loans; (iii) in May 1993, the rate of interest on the senior debt was increased to the default rate of prime plus 200 basis points; and (iv) the payment of $300,000 of one-time bank fees related to the January 1993 Amendments. Average cost of debt for these purposes includes bank fees and other rate adjustments such as the net effect of the interest rate swap that is discussed in Note B of "Notes to Consolidated Financial Statements."

      The provision for possible losses was $15.2 million in fiscal 1993 compared to $32 million in fiscal 1992. The allowance for possible losses was $53.9 million at June 30, 1993, compared to $59.0 million at June 30, 1992. While the Trust believes the allowance for possible losses is adequate at June 30, 1993, management will periodically review its portfolio using then current information to make the estimates and assumptions that are used to determine the adequacy of the allowance for loan losses and the valuation of the real estate acquired in connection with foreclosures or in satisfaction of loans. These estimates and assumptions are susceptible to significant changes due to changes in the market conditions upon which they are based.

      The provision for possible losses on mortgage loans was $1.3 million in fiscal 1993 compared to $19.4 million in fiscal 1992. The allowance for possible losses on mortgage loans was $17.7 million at June 30, 1993, compared to $23.3 million at June 30, 1992. The 1993 provision results from revised estimates of losses which are based primarily on recent real estate sales, updated collateral valuations, current real estate market conditions and consideration for inherent losses in the portfolio. Charges to the allowance reflect management's valuation of the real estate acquired by the Trust upon foreclosure or in satisfaction of loans. This valuation, and the estimate of losses to be incurred, was made in light of all the negative factors that affected the real estate market in fiscal 1993: the general economic recession, an excess supply of retail space, the significant dislocation in the retail industry, massive liquidation of real estate by the Resolution Trust Corporation and the Federal Deposit Insurance Corporation and the continuing decline in liquidity available to finance real estate transactions. The decrease in the provision and allowance for possible losses on mortgage loans in fiscal 1993 compared to fiscal 1992 includes the impact of a smaller mortgage loan portfolio during fiscal 1993 and smaller net charge-offs in fiscal 1993 compared to fiscal 1992.

      The 1992 provision for possible losses on mortgage loans also resulted from revised estimates of losses which were based on the same factors described above and the valuations that underlie the 1992 provision and allowance reflect the same negative factors described above.

      The provision for possible losses on foreclosed real estate was $13.9 million in fiscal 1993 compared to $12.6 million in fiscal 1992. The allowance for possible losses on foreclosed real estate was $36.2 million at June 30, 1993, compared to $35.8 million at June 30, 1992. At June 30, 1993, foreclosed real estate totaled $164.4 million compared to $199.9 million at June 30, 1992. Any loss incurred upon foreclosure of collateral underlying a loan is charged to the allowance for possible losses on mortgage loans.

      The $13.9 million provision for possible losses on foreclosed real estate in fiscal 1993 results principally from a provision of approximately $2.4 million related to the adoption of Statement of Position 92-3 as discussed in Note A of "Notes to Consolidated Financial Statements" and increases in the estimates of losses on disposition of foreclosed real estate, which are based primarily on updated property valuations which reflect recent real estate sales, the inability of the Trust to meet previous marketing plans for disposal of foreclosed real estate and the unavailability of real estate financing for potential buyers.

      The $12.6 million provision for possible losses on foreclosed real estate in fiscal 1992 resulted from increases in the estimates of losses on disposition of foreclosed real estate which were the result of the same factors that affected the estimates for fiscal 1993.

      The estimates referred to above take into account the depressed demand for all types of real estate on a nationwide basis and the fact that there is an excess supply of real estate in almost every major market.

      Management fees totaled $2.9 million in fiscal 1993 compared to $1.9 million in fiscal 1992. This increase is the result of the new management agreement among the Trust, Lomas Financial Corporation, and Lomas Management, Inc. that became effective July 1, 1992. The new agreement computes management fees as a percentage of invested assets while the prior agreement computed management fees as a percentage of net worth.

      Operating expenses in fiscal 1993 included debt restructure costs of $7.4 million. Of that amount, $1.4 million related to a possible restructuring with financing to have been provided by a third party and was written off in the second quarter of fiscal 1993, when the commitment expired. Another $4.2 million related to a possible exchange of the Subordinated Notes for equity in the Trust and was capitalized at March 31, 1993. That amount was written off during the fourth quarter of fiscal 1993 when tentative agreement was reached with the subordinated noteholders to exchange their debt for the equity in a new company that is expected to hold most of the Trust's assets. In addition, $1.8 million was incurred and expensed during the fourth quarter of fiscal 1993. See "Liquidity and Capital Resources."

      Other operating expenses increased as a result of employing a Chief Executive Officer and two executive assistants in April 1992.

      In fiscal 1993, the Trust adopted The American Institute of Certified Public Accountants' Statement of Position 92-3, "Accounting for Foreclosed Assets" ("SOP 92-3"). SOP 92-3 requires foreclosed assets held for sale to be carried at the lower of (a) fair value less estimated costs to sell or (b) cost. Fair value was determined by discounting expected cash flows using a risk-adjusted interest rate. Prior to adopting SOP 92-3, the Trust carried its foreclosed assets held for sale at the lower of (a) net realizable value or (b) cost. Net realizable value was determined using the Trust's cost of funds rate. The adoption of this statement had an adverse effect on the Trust's balance sheet and statement of operations of $2.4 million because the Trust's cost of funds rate has been less than the risk-adjusted discount rate required to be used under SOP 92-3.

      1992 Compared to 1991. Operations resulted in a $43.1 million loss in fiscal 1992 compared to a $66.3 million loss in fiscal 1991. Fiscal 1992 produced a smaller loss than fiscal 1991 as a result of a provision for possible losses of $32 million in fiscal 1992 compared to $62.1 million in fiscal 1991, partially offset by the following factors: (i) a decrease in size of the earning portfolio; (ii) a decrease in yield on earning loans; (iii) an increase in nonearning investments; and (iv) the cost related to litigation and other legal expenses.

      Income on mortgage loans decreased from $35.9 million in fiscal 1991 to $16.2 million in fiscal 1992. Of the $19.7 million decrease, $17.1 million was the result of a decrease in average earning loans and $2.6 million was the result of a decrease in yield. Average earning loans declined from $377 million with a yield of 9.52% in fiscal 1991 to $197.7 million with a yield of 8.21% in fiscal 1992. The decrease in yield resulted primarily from the forced rate restructurings of loans to troubled borrowers and the decrease during fiscal 1992 in the prime rate (which serves as the base rate for a portion of the Trust's mortgage loans) from 8.5% at June 30, 1991 to 6.5% at June 30, 1992.

      Average nonearning loans for fiscal 1992 totaled $33.9 million compared to $49.5 million for fiscal 1991. Assuming that the yield on these loans would have been the same as the yield on earning loans had they been on earning status, income on mortgage loans would have been $2.8 million higher than reported in fiscal 1992 and $4.7 million higher in fiscal 1991. The Trust's efforts to reduce nonearning assets and improve the operating performance of real estate assets continued. See "BUSINESS - Portfolio Management and Reduction."

      There was no new loan production in fiscal 1992 compared to $15.1 million of new loans in fiscal 1991. The Trust continued to limit new loan originations in accordance with its current policy of reducing its loan portfolio and indebtedness. Virtually all new investments made in fiscal 1991 were limited to single-family home construction loans on lots currently financed or owned by the Trust.

      Interest expense decreased from $36.5 million in fiscal 1991 to $20.5 million in fiscal 1992. Of the $16 million decrease, $11 million was the result of a decrease in average debt outstanding and $5 million was the result of a decrease in the average cost of debt. Average debt outstanding declined from $380.5 million with an average cost of 9.60% in fiscal 1991 to $266.4 million with an average cost of 7.70% in fiscal 1992. Average cost of debt for these purposes includes bank fees and other rate adjustments such as the net effect of the interest rate swap that is discussed in Note B of "Notes to Consolidated Financial Statements."

      The provision for possible losses was $32 million in fiscal 1992 compared to $62.1 million in fiscal 1991. The allowance for possible losses was $59 million at June 30, 1992, compared to $55.7 million at June 30, 1991.

      The provision for possible losses on mortgage loans was $19.4 million in fiscal 1992 compared to $42.2 million in fiscal 1991. The allowance for possible losses on mortgage loans was $23.3 million at June 30, 1992, compared to $24.7 million at June 30, 1991. The 1992 provision resulted from revised estimates of losses which were based primarily on recent real estate sales, updated collateral valuations, current real estate market conditions and consideration for inherent losses in the portfolio. Charges to the allowance reflect management's valuation of the real estate acquired by the Trust upon foreclosure or in satisfaction of loans. This valuation, and the estimate of losses to be incurred, was made in light of all the negative factors that affected the real estate market in fiscal 1992: the general economic recession, an excess supply of retail space, the significant dislocation in the retail industry, massive liquidation of real estate by the Resolution Trust Corporation and the Federal Deposit Insurance Corporation and the continuing decline in liquidity available to finance real estate transactions.

      The 1991 provision for possible losses on mortgage loans also resulted from revised estimates of losses which were based on the same factors described above and the valuations that underlie the 1991 provision and allowance reflect the same negative factors described above.

      The provision for possible losses on foreclosed real estate was $12.6 million in fiscal 1992 compared to $19.9 million in fiscal 1991. The allowance for possible losses on foreclosed real estate was $35.8 million at June 30, 1992, compared to $31 million at June 30, 1991. At June 30, 1992, foreclosed real estate totaled $199.9 million compared to $201.4 million at June 30, 1991.

      The $12.6 million provision for possible losses on foreclosed real estate in fiscal 1992 resulted principally from increases in the estimates of losses on disposition of foreclosed real estate which were based primarily on updated property valuations which reflect recent real estate sales, the inability of the Trust to meet previous marketing plans for disposal of foreclosed real estate and the unavailability of real estate financing for potential buyers.

      The $19.9 million provision for possible losses on foreclosed real estate in fiscal 1991 also resulted from increases in the estimates of losses on disposition of foreclosed real estate which were the result of the same factors that affected the estimates for fiscal 1992.

      Litigation settlement cost of $838,000 was recorded in fiscal 1992. In addition, legal fees relating to troubled assets and debt restructuring were higher in fiscal 1992 as compared to fiscal 1991.

Liquidity and Capital Resources

      For the last five fiscal years, the Trust has faced substantial liquidity problems due to reduced cash flows from operating and investing activities, the required substitution of bank financing for commercial paper financing and its inability to borrow additional funds under its bank credit facilities. The Trust expects its liquidity and earnings to continue to be adversely affected by the weakened real estate market, which has resulted in, among other things, increased nonearning assets and a significant reduction in the availability of real estate financing. The Trust has ceased investing in new mortgage loans, except for investments in properties currently financed or owned, concentrating its efforts on liquidating its mortgage loan and real estate investments for cash and notes, and on retiring its senior indebtedness.

      The Trust's principal funding requirements are operating expenses, interest expense and the repayment of its indebtedness. The Trust anticipates that its primary sources of funding these disbursements will be its collections on mortgage loans, earnings on foreclosed property and proceeds from the sale of foreclosed property.

      Operating activities for fiscal 1993 used $14.6 million of cash compared to net cash used of $14.7 million in fiscal 1992 and $7.5 million in fiscal 1991. The table below reflects the impact of a declining net interest margin in conjunction with increasing operating expenses on cash used by operations (in millions):

                                                                      Year Ended June 30
                                                     -----------------------------------------------------
                                                             1993              1992             1991
                                                             ----              ----             ----
Total income                                              $ 15.1             $19.8            $ 42.2
Interest expense                                           (16.3)            (20.5)            (36.5)
                                                            ----             ------            ------
Net interest margin                                         (1.2)             (0.7)              5.7
Operating expenses                                         (18.3)            (10.4)             (9.9)
Other                                                        4.9              (3.6)             (3.3)
                                                          ------            -------            ------
Net cash used by operating activities                     $(14.6)           $(14.7)            $(7.5)
                                                          =======           =======            ======

      Net cash provided by investing activities for fiscal 1993 was $52.3 million compared to $66.8 million in fiscal 1992 and $136.5 million in fiscal 1991. The table below reflects the impact of the contraction of the Trust's mortgage loan portfolio on cash flow from investing activities (in millions):

                                                                     Year Ended June 30
                                                    -----------------------------------------------------
                                                          1993            1992                  1991
                                                          ----            ----                  ----
Collections on mortgage loans                             $36.3           $52.0              $190.1
Advances on mortgage loans                                 (1.8)           (2.4)              (58.6)
Sales of foreclosed real estate                            23.4            21.1                 8.6
Net purchases of restricted cash investments               (3.2)           (1.4)                (.8)
Expenditures on foreclosed real estate                     (2.4)           (2.5)               (2.8)
                                                          ------          ------             -------
Net cash provided by investing activities                 $52.3           $66.8              $136.5
                                                          =====           =====              ======

      Debt was reduced from cash payments by $46.3 million in fiscal 1993, by $64.9 million in fiscal 1992 and by $137.3 million in fiscal 1991.

      The portion of sales of foreclosed real estate financed by mortgage loans totaled $14.7 million and $10.8 million in fiscal 1993 and fiscal 1992, respectively. At the time these sales were made, cash totaling $8.7 million (37.1% of sales price) in fiscal 1993 and $2.6 million (19.4% of sales price) in fiscal 1992 was collected.

      The following table demonstrates the change in the liquidity of the Trust's portfolio during the past two fiscal years (dollars in thousands):

                                                                                     Fiscal
                                                             --------------------------------------------------------
                                                                         1993                        1992
                                                                         ----                        ----

Investment Portfolio:
      Portfolio balance,
           beginning of year                                                  $378,593                  $476,615
      Reductions during year
           Mortgage principal retirements                       $36,293                      $52,042
           Liquidations of foreclosed
                real estate                                      51,418*       (87,711)       44,654*     (96,696)
                                                                -------                      -------

      Advances on mortgage loans                                                 1,761                      2,447
      Expenditures on foreclosed real estate                                     2,414                      2,499
      Sale of foreclosed real estate financed
           by mortgage loans                                                    14,680                     10,777
      Other additions                                                              158                      1,449
      Write-off of principal                                                    (7,909)                   (18,498)
                                                                              --------                   --------
      Portfolio balance, end of year                                          $301,986                   $378,593
                                                                              ========                   ========

Indebtedness:

      Beginning of year                                                       $234,057                   $303,223
                                                                              ========                   ========

      End of year                                                             $187,725                   $234,057
                                                                              ========                   ========

Relationships:
      Liquidations during year as a percentage
        of principal balance at beginning of year                              23.2%                        20.3%
      Ratio of advances during year to
        investments at end of year                                              0.6%                         0.6%
      Debt-to-capital (including subordinated
        debt) ratio, end of year                                            1.1 to 1                     1.2 to 1
      Debt (reduced by cash)-to-capital
        (including subordinated debt) ratio,
        end of year                                                         1.1 to 1                     1.1 to 1

* Gross reductions through liquidations of the Trust's investment in foreclosed real estate.


      At June 30, 1993, approximately $48 million ($72 million at June 30, 1992) more of the Trust's liabilities were interest rate sensitive than were its assets. Thus, a decline in short-term rates would have a positive impact on the Trust's interest margin and an increase in short-term rates would have a negative impact on its interest margin.

Inability to Service Outstanding Debt

      At June 30, 1993, the Trust had $87.7 million of senior indebtedness outstanding. Due to the Trust's increasing financial difficulties, the terms of the senior loan agreements have been amended several times since May 1990. As most recently amended in January 1993, the senior loan agreements provide, among other things, for the following: (i) a principal payment of $6.0 million on March 31, 1993; (ii) a maturity date of April 1, 1993; (iii) an interest rate margin on LIBOR-based loans equal to 2%; and (iv) that the Trust's obligations are secured by substan-tially all of the Trust's interest in mortgage loans and real estate investments. The Trust prepaid the $6.0 million principal payment due March 31, 1993, but, defaulted on the repayment of the balance of the senior loans on April 1, 1993. In May 1993, the rate of interest on the senior debt was increased to the default rate of prime plus 200 basis points. The senior loan agreements include covenants which, among other things, require the Trust to maintain certain financial ratios and a net worth of $70 million, restrict the pledge of assets and the incurrence of additional borrowings by the Trust and prohibit the Trust from declaring or paying any dividends or other distributions to its shareholders. At June 30, 1993, the Trust was in default of the net worth covenant. The senior lenders currently have the right to commence collection efforts with respect to the senior loans. Pursuant to the January 1993 Amendments, the Trust paid one-time bank fees of $300,000 and prepaid interest on the senior loans in an amount equal to $3 million. The Trust also agreed to prepay interest on a monthly basis so that such monthly prepayment, together with the amount of interest previously prepaid but not yet applied to pay interest on the senior loans, would equal six months' interest on the senior loans.

      Also outstanding at June 30, 1993 was $100 million of l0 1/2% Subordinated Notes that matured June 1, 1993. A semi-annual installment of interest on the Subordinated Notes was also payable on June 1, 1993. The Subordinated Notes are subordinate in the right of payment to all senior indebtedness.

      The Trust failed to pay the principal of and accrued interest on the Subordinated Notes when they matured on June 1, 1993, and, with the exception of certain holders that have entered into forbearance agreements, the subordinated noteholders have the right to commence collection efforts with respect to the Subordinated Notes. Pursuant to the subordination provisions applicable to the Subordinated Notes, however, the Trust cannot make. any payments in respect of the Subordinated Notes during the continuing payment default with respect to the senior loans.

      On June 1, 1993, the Trust announced that its Board of Trustees had authorized it to pursue implementation of a joint proposal submitted by a steering committee representing certain holders of its Subordinated Notes and representatives of certain holders of its Shares of Beneficial Interest. Under the terms of the joint proposal, and subject to certain termination rights, the members of such steering committee have agreed to forbear from all collection efforts with respect to the Trust and not to file for any relief against the Trust under the federal Bankruptcy Code or any other insolvency statute. In addition, the steering committee members have agreed to support the restructuring contemplated by the agreement and to recommend that other holders of Subordinated Notes vote to accept a Chapter 11 plan of reorganization implementing the terms of such restructuring.

      Upon implementation of the proposal, most of the Trust's assets would be transferred to a new corporation with the remaining assets being retained by the Trust. All of the common stock of the new corporation would be distributed to the holders of the Subordinated Notes in satisfaction of that indebtedness. The Trust's existing secured senior indebtedness would be assumed by the new corporation on terms to be agreed.

      Implementation of the joint proposal is subject to a number of significant conditions, including the execution of definitive agreements, revision of certain arrangements with third parties concerning the ownership and management of the assets in which the Trust has an interest, modification of the Trust's senior credit agreements and confirmation of the Chapter 11 plan of reorganization.

      If the Trust is able to achieve a consensual reorganization, it expects that such a reorganization would be accomplished by commencing voluntary bankruptcy proceedings in the course of which the Trust would solicit acceptances of the consensual plan of reorganization from its senior lenders, the subordinated noteholders and its shareholders (a "pre-negotiated chapter 11"). Alternatively, the Trust might solicit acceptances of the consensual plan of reorganization prior to filing the voluntary bankruptcy petition (a "pre-packaged chapter 11"). There can be no assurance, however, that the Trust's efforts to achieve a consensual reorganization will be successful. If a consensual reorganization cannot be achieved the Trust is likely to file a voluntary bankruptcy petition either, following a solicitation for acceptances of a plan of reorganization that has not been accepted by the representatives of all of its creditors and shareholders or without any pre-filing solicitation. It is also possible that the Trust could become the subject of involuntary bankruptcy proceedings commenced by holders of the Subordinated Notes. The Trust does not believe that it will be able to restructure its senior and subordinated indebtedness without becoming the subject of voluntary or involuntary bankruptcy proceedings.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14 for a listing of the consolidated financial statements and supplementary data filed with this report. The response to this item is submitted in a separate section of this report.

                        LIBERTE INVESTORS AND SUBSIDIARY
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                             (ITEM 14(a)(1) and (2))


Report of Ernst & Young, Independent Auditors

Consolidated Balance Sheet at June 30, 1993 and 1992

Consolidated Statement of Operations For Years Ended
  June 30, 1993, 1992 and 1991

Consolidated Statement of Shareholders' Equity for Years Ended
  June 30, 1993, 1992 and 1991

Consolidated Statement of Cash Flows for Years Ended
  June 30, 1993, 1992 and 1991

Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule
  XII Mortgage loans on real estate


      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted, or because the information required is included in the financial statements including the notes thereto.

ERNST & YOUNG LLP               Suite 500                     Phone 214-969-8000
                                2121 San Jacinto Street
                                Dallas, Texas  75201

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Trustees
Liberte Investors

       We have audited the  accompanying  consolidated  balance sheet of Liberte
Investors and subsidiary as of June 30, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1993. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberte Investors and subsidiary at June 30, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                                           ERNST & YOUNG LLP

                                                          /s/ Ernst & Young LLP
Dallas, Texas
August 9, 1993,
except for Note L, as
to which the date is
April 7,1994

                        LIBERTE INVESTORS AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                                           June 30
                                                                              -----------------------------------
                                                                                  1993                  1992
                                                                                  ----                  ----
Assets
Mortgage loans on real estate - Note B
      Earning                                                                 $113,126,692          $158,337,345
      Nonearning                                                                24,442,450            20,335,118
Foreclosed real estate - Note C
      Earning                                                                   73,065,058            32,142,971
      Nonearning                                                                91,351,468           167,778,004
                                                                              ------------          ------------
                                                                               301,985,668           378,593,438

Less: Allowance for possible losses - Note D                                    53,938,817            59,041,551
                                                                              ------------          ------------
                                                                               248,046,851           319,551,887

Cash and cash equivalents - Note F                                               2,428,902            11,073,535
Restricted cash investments - Note F                                             5,368,318             2,183,615
Accrued interest and other receivables - Note B                                  1,514,551             2,094,454
Other assets                                                                     4,216,111             2,623,300
                                                                              ------------          ------------
                                                                              $261,574,733          $337,526,791
                                                                              ============          ============

- - ----------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Liabilities
Notes payable - Note E                                                        $ 87,725,250          $134,056,535
Subordinated notes - Note E                                                    100,000,000           100,000,000
Accrued management fees - Note G                                                   216,814               125,723
Accrued interest and other liabilities                                          10,041,448             5,011,503
                                                                              ------------          ------------
                                                                               197,983,512           239,193,761

Shareholders' Equity
Shares of Beneficial Interest, no par value, unlimited authorization:
        11,773,208 issued and outstanding at
        June 30, 1993; 12,044,208 issued and
        11,804,208 outstanding at June 30, 1992 - Note J                        63,591,221            98,333,030

Commitments and Contingencies - Note F
                                                                              ------------          ------------
                                                                              $261,574,733          $337,526,791
                                                                              ============          ============

See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    Year Ended June 30
                                                 --------------------------------------------------------
                                                     1993                  1992                  1991
                                                     ----                  ----                  ----
Income
  Mortgage loan interest                          $11,259,126           $16,238,845           $35,912,558
  Temporary investment interest                       271,424             1,032,911             3,736,359
  Foreclosed real estate and other                  3,584,628             2,491,953             2,544,251
                                                 ------------          ------------          ------------
                                                   15,115,178            19,763,709            42,193,168
                                                 ------------          ------------          ------------

Expenses
  Interest                                         16,295,318            20,515,265            36,537,229
  Provision for possible losses -
    Note D                                         15,150,000            32,000,000            62,100,000
  Management fees - Note G                          2,928,258             1,905,731             2,806,156
  Legal and audit                                   2,045,000             2,306,249             2,026,000
  Trustees' fees and expenses                         342,697               316,484               298,059
  Foreclosed real estate                            3,277,262             3,581,647             3,611,123
  Litigation settlement - Note F                          ---               837,500                   ---
  Debt restructure                                  7,437,048                   ---                   ---
  Other                                             2,311,279             1,441,367             1,160,899
                                                 ------------          ------------          ------------
                                                   49,786,862            62,904,243           108,539,466
                                                 ------------          ------------          ------------
        Net loss                                 $(34,671,684)         $(43,140,534)         $(66,346,298)
                                                 =============         =============         =============

Net loss per Share of Beneficial
  Interest                                             $(2.94)               $(3.68)               $(5.67)

Weighted average number of
  Shares of Beneficial Interest                    11,788,750            11,707,760            11,704,208

Cash dividends declared per share                         ---                   ---                   ---

See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                   Shares of
                                                                               Beneficial Interest
                                                                       ------------------------------------
                                                                        Number                    Amount
                                                                        ------                    ------
Balance at July 1, 1990                                                11,704,208              $207,654,862

Net loss                                                                                        (66,346,298)
                                                                       ----------              ------------
Balance at June 30, 1991                                               11,704,208               141,308,564

Shares issued under stock grants                                          340,000                   467,500

Unearned compensation, net of amortization                               (240,000)                 (302,500)

Net loss                                                                                        (43,140,534)
                                                                       ----------              ------------
Balance at June 30, 1992                                               11,804,208                98,333,030

Rescind 240,000 shares
  Shares of Beneficial Interest                                          (240,000)                 (330,000)
  Unearned compensation                                                   240,000                   302,500

Cancelled 31,000 shares                                                   (31,000)                  (42,625)

Net loss                                                                                        (34,671,684)
                                                                       ----------              ------------
Balance at June 30, 1993                                               11,773,208              $ 63,591,221
                                                                       ==========              ============

See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Year Ended June 30
                                                      --------------------------------------------------------------
                                                             1993                   1992                   1991
                                                      -------------------    -------------------    ----------------
Operating activities:
   Net loss                                           $    (34,671,684)      $    (43,140,534)      $   (66,346,298)
   Noncash expenses and revenues included in net
     loss:
       Provision for possible losses                        15,150,000             32,000,000            62,100,000
   Net change in other receivables, assets and
     liabilities                                             4,880,355             (3,584,416)           (3,224,770)
                                                      ----------------       ----------------       ---------------
     Net cash used by operating activities                 (14,641,329)           (14,724,950)           (7,471,068)
                                                      ----------------       ----------------       ---------------
Investing activities:
   Collections on mortgage loans                            36,293,250             52,041,843           190,081,954
   Advances on mortgage loans                               (1,760,983)            (2,446,870)          (58,556,498)
   Expenditures on foreclosed real estate                   (2,414,009)            (2,499,458)           (2,847,852)
   Sales of foreclosed real estate                          23,394,426             21,092,141             8,594,296
   Net purchases of restricted cash investments             (3,184,703)            (1,363,615)             (820,000)
                                                      ----------------       ----------------       ---------------
     Net cash provided by investing activities              52,327,981             66,824,041           136,451,900
                                                      ----------------       ----------------       ---------------
Financing activities:
   Decrease in notes payable                               (46,331,285)           (64,913,665)         (137,276,656)
                                                      ----------------       ----------------       ---------------
     Net cash used by financing activities                 (46,331,285)           (64,913,665)         (137,276,656)
                                                      ----------------       ----------------       ---------------
Net decrease in unrestricted cash and cash
  equivalents                                               (8,644,633)           (12,814,574)           (8,295,824)
Unrestricted cash and cash equivalents at
  beginning of year                                         11,073,535             23,888,109            32,183,933
                                                      ----------------       ----------------       ---------------
Unrestricted cash and cash equivalents at end of
  year                                                $      2,428,902       $     11,073,535       $    23,888,109
                                                      ================       ================       ===============

Schedule of noncash investing and
  financing activities:
  Transfer of mortgage loans to foreclosed real
    estate                                            $     13,499,472       $     40,676,643       $    93,985,998
  Charge-offs to allowance for possible
    losses, net                                       $     20,252,734       $     28,681,719       $    43,817,487

Exchange of real estate assets for debt                            ---       $      4,253,144       $           ---

Sale of foreclosed real estate financed by
  mortgage loans                                      $     14,679,561       $     10,777,211       $           ---

See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1993

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

      Liberte Investors ("LBI" or the "Trust") is an unincorporated voluntary association of the type commonly termed a Massachusetts business trust organized under the laws of Massachusetts pursuant to a Declaration of Trust dated June 26, 1969, as amended. Prior to 1991, the principal business activity of LBI was investing in mortgage loans, primarily first mortgage construction, acquisition and development loans. LBI derives its income principally from interest on loans to builders, developers and other borrowers. Over the past five fiscal years, however, the Trust has progressively curtailed its lending activities and has reduced the size of its mortgage loan and real estate portfolio. Due to a nationwide decline in real estate values and a material reduction in the funding sources available to developers, which has eroded their ability to repay the construction loans and the acquisition and development loans made by the Trust, the Trust virtually ceased making new mortgage investments in January 1991. Since that time, the Trust has concentrated its efforts on liquidating its mortgage loan and real estate investments for cash and notes, and on retiring its senior indebtedness.

      The consolidated financial statements include the accounts of the Trust and its subsidiary. Significant intercompany balances and transactions have been eliminated.

      Income Taxes - No provision has been made for federal income taxes because the Trust believes it has qualified as a real estate investment trust and expects that it will continue to do so. However, no assurance can be given that it has qualified in fiscal 1993 or that it will at all times so qualify. See "Note H - Cash Distributions and Federal Income Taxes."

      Recognition of Income - Interest is taken into income as it accrues. The Trust discontinues the accrual of interest income when circumstances exist which cause the collection of such interest to be doubtful. Determination to discontinue accruing interest is made after a review by the Trust's management of all relevant facts including delinquency of principal and/or interest, and credit of the borrower. Loans classified as nonearning are loans on which the accrual of interest has been discontinued.

      Allowance for Possible Losses - The Trust provides for possible losses on mortgage loans and foreclosed real estate based on an evaluation of each real estate loan and each property acquired through foreclosure (or deed in lieu of foreclosure). Consideration is given to the collectibility of the mortgage loans and to the estimated value of the collateral underlying a loan or of properties held. The Trust also maintains unallocated reserves on its portfolio of mortgage loans.

      Foreclosed Real Estate - Foreclosed real estate is recorded at the lower of cost or fair value determined at foreclosure. Any loss attributable to the excess of cost over fair value at the time of foreclosure is charged to the allowance for losses on mortgage loans. Gains (losses) realized on liquidation are credited (charged) to the allowance for losses on foreclosed real estate. Subsequent to foreclosure, the properties are carried at the lower of cost or fair value less estimated costs to sell, as set forth in The American Institute of Certified Public Accountants' Statement of Position 92-3, "Accounting for Foreclosed Assets." See "Adoption of Authoritative Statements" footnote.

      Foreclosed real estate is classified as earning if the net cash flow on the individual property is projected to exceed the Trust's average cost of funds during the succeeding twelve months. The properties on which the cash flow is not projected to exceed the Trust's average cost of funds during the succeeding twelve months are classified as nonearning.

      In Substance Foreclosures - Properties collateralizing mortgage loans that have been substantively repossessed or are being managed under the control of the Trust are recorded as foreclosed real estate. A loan is considered to be an in-substance foreclosure if the following criteria are met: (1) the debtor has little or no equity in the collateral, considering the current fair value of the collateral; (2) proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and (3) the debtor has either formally or effectively abandoned control of the collateral to the creditor, or retained control of the collateral but, because of the current financial condition of the debtor, the economic prospects for the debtor and/or the collateral in the foreseeable future, it is doubtful that the debtor will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

      Sales of Foreclosed Assets Financed by Mortgage Loans - The Trust may finance a portion of the sale of foreclosed real estate for qualified borrowers. A cash downpayment of 20% is normally required, and the financing terms generally do not exceed five years, with many financings being for less than five years. The loans are made at market rates of interest and are generally fixed-rate loans; however, in some cases the rate may float in relation to the prime rate.

      Adoption of Authoritative Statements - In fiscal 1993, the Trust adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("SFAS 107"). This statement requires disclosure of the fair value of all financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet. The adoption of SFAS 107 resulted only in additional disclosure requirements and had no effect on the Trust's financial position or results of operations.

      Also in fiscal 1993, the Trust adopted The American Institute of Certified Public Accountants' Statement of Position 92-3, "Accounting for Foreclosed Assets" ("SOP 92-3"). SOP 92-3 requires foreclosed assets held for sale to be carried at the lower of (a) fair value less estimated costs to sell or (b) cost. Fair value was determined by discounting expected cash flows using a risk-adjusted rate. Prior to adopting SOP 92-3, the Trust carried its foreclosed assets held for sale at the lower of (a) net realizable value or (b) cost. Net realizable value was determined using the Trust's cost of funds rate. The adoption of this statement had an adverse effect on the Trust's balance sheet and statement of operations in fiscal 1993 of approximately $2.4 million because the Trust's cost of funds rate has been less than the risk-adjusted discount rate required to be used under SOP 92-3.

      In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires impairment of a loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Trust is currently evaluating the impact from the adoption of this standard. The Trust is required to adopt this standard for the fiscal year beginning July 1, 1995.

      Net  Loss Per  Share  of  Beneficial  Interest  - Net  loss  per  Share of
Beneficial   Interest  is  based  on  the  weighted  average  number  of  shares outstanding during the year.

      Cash and Cash Equivalents - Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

      Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B - MORTGAGE LOAN PORTFOLIO

      The following tables sets forth the Trust's outstanding mortgage loans at June 30, 1993 and June 30, 1992 by type of loan, type of property and by geographic location according to their earning or nonearning status.
All amounts are stated net of repayments.

                                                  Earning                                  Nonearning
                                 ------------------------------------------- ----------------------------------------
                                  Number      Commitment        Amount         Number     Commitment       Amount
                                 of Loans       Amount        Outstanding     of Loans      Amount       Outstanding
                                 ---------  --------------- ----------------  --------- ---------------- ------------
June 30, 1993:
First mortgage loans
   Construction loans:
      Single-family residential       9        $   941,089      $   702,836        2        $   865,039    $ 865,039

   Acquisition & development         28         18,273,502       18,183,010        5         10,128,695   10,128,695
   Completed properties:
      Apartments                      4         17,911,037       17,911,036       --                ---          ---
      Office buildings                3         10,132,435       10,041,584       --                ---          ---
      Shopping centers                8         44,827,766       44,609,012        2          4,379,846    4,379,846
      Condominiums/townhouses         2          3,157,840        3,157,840       --                ---          ---
      Single-family residential       2          1,123,058        1,123,058       --                ---          ---
      Industrial                      5         13,949,342       13,683,916        5          8,273,407    8,273,407
      Hotel/motel                     1          1,179,519        1,179,518       --                ---          ---
                                     --     --------------- ----------------      --    ---------------- ------------
                                     25         92,280,997       91,705,964        7         12,653,253   12,653,253
                                     --     --------------- ----------------      --    ---------------- ------------
                                     62        111,495,588      110,591,810       14         23,646,987   23,646,987

Second mortgage loans                 3            579,730          579,730        1             28,960       28,960
Other                                 8          1,530,903        1,530,903        5            766,503      766,503
                                     --     --------------- ----------------      --    ---------------- ------------
                                     73        113,606,221      112,702,443       20         24,442,450   24,442,450
                                     ==                                           ==

First mortgage residential loans                   424,249          424,249                         ---          ---
                                            --------------- ----------------            ---------------- ------------
                                              $114,030,470    $ 113,126,692                 $24,442,450  $24,442,450
                                            =============== ================            ================ ============
Geographic location:
   Texas                             34     $   37,574,122    $  37,419,788        3      $   3,152,932   $3,152,932
   Florida                            7         22,340,357       22,224,622        5          3,610,000    3,610,000
   California                        12         18,591,099       18,230,315       10         17,294,056   17,294,056
   Tennessee                          4         13,591,127       13,434,223        1            356,502      356,502
   Georgia                            6          8,040,250        8,040,249       --                ---          ---
   Arkansas                           1          5,913,234        5,913,234       --                ---          ---
   Colorado                           3          5,511,451        5,408,433       --                ---          ---
   Illinois                           2          1,441,741        1,428,739       --                ---          ---
   Other                              4          1,027,089        1,027,089        1             28,960       28,960
                                     --     --------------- ----------------      --    ---------------- ------------
                                     73       $114,030,470    $ 113,126,692       20        $24,442,450  $24,442,450
                                     ==     =============== ================      ==    ================ ============

                                                  Earning                                  Nonearning
                                -------------------------------------------- ----------------------------------------
                                  Number      Commitment        Amount         Number     Commitment       Amount
                                 of Loans       Amount        Outstanding     of Loans      Amount       Outstanding
                                 ---------  --------------- ----------------  --------- ---------------- ------------
June 30, 1992:
First mortgage loans
   Construction loans:
      Single-family residential      18        $ 4,333,904      $ 4,089,264        1        $   114,726    $ 114,726
      Condominiums/townhouses         1              4,122            4,122       --                ---          ---
                                     --       ------------     ------------       --        -----------  -----------
                                     19          4,338,026        4,093,386        1            114,726      114,726

   Acquisition & development         41         33,174,526       32,532,984        5          4,074,700    4,074,700
   Completed properties:
      Apartments                      3         10,370,011       10,370,011       --                ---          ---
      Office buildings                3          9,855,035        9,589,336        1          2,700,000    2,700,000
      Shopping centers               10         50,709,593       49,787,137        3          4,879,196    4,879,196
      Condominiums/townhouses         4          4,213,540        4,213,539       --                ---          ---
      Single-family residential       2          1,095,858        1,095,858       --                ---          ---
      Industrial                     15         42,495,876       42,110,987        4          6,084,413    6,084,413
      Hotel/motel                     1          1,238,456        1,238,455       --                ---          ---
                                     --       ------------     ------------       --        -----------  -----------
                                     38        119,978,369      118,405,323        8         13,663,609   13,663,609
                                     --       ------------     ------------       --        -----------  -----------
                                     98        157,490,921      155,031,693       14         17,853,035   17,853,035

Second mortgage loans                 4          1,075,619          970,345        1            361,161      361,161
Other                                 9          1,716,406        1,716,406        8          2,120,922    2,120,922
                                     --                                           --
                                    111                                           23
                                    ===                                           ==

First mortgage residential loans                   618,901          618,901                         ---          ---
                                              ------------     ------------                 -----------  -----------
                                              $160,901,847     $158,337,345                 $20,335,118  $20,335,118
                                              ============     ============                 ===========  ===========
Geographic location:
   Texas                             38        $43,884,234    $  43,669,144        2         $1,679,196     $1,679,196
   California                        21         33,196,765       32,740,243        6          9,850,006    9,850,006
   Florida                           12         26,828,959       25,506,579        5          5,475,509    5,475,509
   Georgia                           16         17,274,348       17,084,256        1            361,161      361,161
   Tennessee                          4         13,951,127       13,690,132        1            356,502      356,502
   Colorado                           3          6,746,423        6,643,404        4            665,388      665,388
   Arkansas                           1          5,945,902        5,945,902        1             48,000       48,000
   Nevada                             3          2,769,000        2,769,000       --                ---          ---
   Arizona                            1          2,754,975        2,754,975        1            800,000      800,000
   Maryland                           1          2,369,735        2,369,735       --                ---          ---
   South Carolina                     2          2,035,445        2,035,445       --                ---          ---
   Other                              9          3,144,934        3,128,530        2          1,099,356    1,099,356
                                     --       ------------     ------------       --        -----------  -----------
                                    111       $160,901,847     $158,337,345       23        $20,335,118  $20,335,118
                                    ===       ============     ============       ==        ===========  ===========

Additional information relating to the Trust's earning mortgage loans at June 30, 1993 and 1992 is set forth below:

                                                                 1993                 1992
                                                             ------------         ------------
Principal balances with interest rates tied to prime         $ 35,318,728         $ 48,928,771

Principal balances with fixed interest rates                   77,807,964          109,408,574
                                                             ------------         ------------
                                                             $113,126,692         $158,337,345
                                                             ============         ============

Weighted average yield                                               7.36%                7.62%

Principal balances with interest receivable more than
90 days past due
                                                                     --           $  5,884,835

Interest receivable more than 90 days past due                       --           $     73,176

      Included in earning mortgage loans are $24,442,800 at June 30, 1993 and $30,764,191 at June 30, 1992 of loans which have been subject to either formal or informal modifications of rates due to financial difficulties of the borrowers. Interest income of $1,813,953 and $2,390,826 in 1993 and 1992, respectively, was earned on these loans and additional interest of $235,930 and $548,263 in 1993 and 1992, respectively, would have been earned if rates had not been modified. At June 30, 1993, the Trust had commitments to lend additional funds totaling $116,022 on these loans.

      The Trust entered into a five-year $50,000,000 "notional amount" interest rate swap agreement, which expired January 31, 1993, that effectively converted a portion of its floating rate mortgage loan portfolio to a fixed rate portfolio. The Trust agreed to exchange variable rate payments based on the average Federal Reserve AA 30-day composite for commercial paper plus 60 basis points for fixed rate payments computed at a rate of 8.26%. The net interest paid or received is included in interest expense.

      Interest receivable on loans classified as nonearning amounted to $374,594 and $451,343 at June 30, 1993 and 1992, respectively.

      During the years ended June 30, 1993 and 1992, maturities were extended on loans aggregating $65,370,041 and $56,694,248, respectively. Loan terms are extended for a variety of reasons, including contractual rights under an original loan agreement, delays in construction or acceptance by the permanent lender and financial difficulties of the borrowers.

      The following is a summary of mortgage loan activity:

                                                                                                            Second
                                                                                  First                    Mortgage
                                                                                 Mortgage                  and Other
                                                                                  Loans                      Loans
                                                                               ------------               -----------
Balance at July 1, 1991                                                        $267,722,164               $ 7,494,541
Advances on mortgage loans and other                                              3,617,347                   277,775
Sale of foreclosed real estate financed by mortgage loans                        10,777,211                       ---
                                                                               ------------               -----------
                                                                                282,116,722                 7,772,316
Deductions:
      Collections of principal                                                   51,293,150                   748,693
      Foreclosures                                                               40,676,643                       ---
      Write-off of principal                                                     16,643,300                 1,854,789
                                                                               ------------               -----------
                                                                                108,613,093                 2,603,482
                                                                               ------------               -----------

Balance at June 30, 1992                                                        173,503,629                 5,168,834
Advances on mortgage loans and other                                              1,682,980                   235,398
Sale of foreclosed real estate financed by mortgage loans                        14,614,601                    64,960
                                                                               ------------               -----------
                                                                                189,801,210                 5,469,192
Deductions:
      Collections of principal                                                   35,487,836                   805,414
      Foreclosures                                                               12,777,349                   722,123
      Write-off of principal                                                      6,872,979                 1,035,559
                                                                               ------------               -----------
                                                                                 55,138,164                 2,563,096
                                                                               ------------               -----------
Balance at June 30, 1993                                                       $134,663,046                $2,906,096
                                                                               ============                ==========

NOTE C - FORECLOSED REAL ESTATE

      The following is a summary of the Trust's activity in foreclosed real estate for the three-year period ended June 30, 1993:

                                                         1993                      1992                       1991
                                                      ------------              ------------               ------------
Balance at beginning of year                          $199,920,975              $201,398,498               $119,864,596
Foreclosures                                            13,499,472                40,676,643                 93,985,998
Expenditures                                             2,414,009                 2,499,458                  2,847,852
                                                      ------------              ------------               ------------
Total additions                                         15,913,481                43,176,101                 96,833,850
Cost of real estate sold                               (51,417,930)              (44,653,624)               (15,299,948)
                                                      ------------              ------------               ------------

Balance at end of year                                $164,416,526              $199,920,975               $201,398,498
                                                      ============              ============               ============

      The following table sets forth the Trust's portion of foreclosed real estate by type of property and geographic location:

                                                                                       June 30
                                                                         -------------------------------------
                                                                             1993                     1992
                                                                         ------------             ------------
Type of Property:
     Single-family                                                       $  3,915,400             $  5,204,562
     Condominiums/townhouses                                                4,807,050                8,723,415
     Single-family lots                                                    17,556,272               27,685,641
     Condo lots/land                                                       13,029,674               15,414,671
     Land                                                                  35,016,973               37,922,112
     Completed properties:
         Apartments                                                         6,258,166               18,691,067
         Shopping centers                                                  57,130,649               63,402,059
         Office buildings                                                   8,920,118               10,001,681
         Industrial                                                        12,642,691                8,221,197
         Hotel/motel                                                        4,849,739                4,654,570
         Other                                                                289,794                      ---
                                                                         ------------             ------------
                                                                         $164,416,526             $199,920,975
                                                                         ============             ============

Geographic Location:
     Texas                                                               $ 39,560,021             $ 49,269,387
     Arizona                                                               30,129,355               32,204,825
     Florida                                                               22,063,325               26,263,067
     California                                                            16,880,465               24,783,310
     Massachusetts                                                          9,440,394                9,656,645
     Illinois                                                               9,275,408                9,176,600
     Colorado                                                               9,262,487               14,222,930
     Georgia                                                                8,988,080                9,479,333
     Alaska                                                                 4,849,739                4,654,570
     Connecticut                                                            3,442,430                7,731,597
     Virginia                                                               3,434,419                3,497,897
     Other                                                                  7,090,403                8,980,814
                                                                         ------------             ------------
                                                                         $164,416,526             $199,920,975
                                                                         ============             ============

The Trust has substantively repossessed or obtained control of the management of certain properties collateralizing $29,601,539 and $29,851,223 of mortgage loans at June 30, 1993 and 1992, respectively. As a result, these loans have been accounted for as foreclosed real estate.

NOTE D - ALLOWANCE FOR POSSIBLE LOSSES

      A summary of transactions affecting the Trust's allowance for possible losses for the three year period ended June 30, 1993 is as follows:

                                                      Mortgage              Foreclosed
                                                       Loans               Real Estate               Total
                                                 -------------------    -------------------    ------------------
Balance July 1, 1990                                  $  22,789,656          $  14,651,101         $  37,440,757
Provision for possible losses                            42,200,000             19,900,000            62,100,000
Amounts charged off, net of recoveries                  (40,293,761)            (3,523,726)          (43,817,487)
                                                 -------------------    -------------------    ------------------

Balance June 30, 1991                                    24,695,895             31,027,375            55,723,270
Provision for possible losses                            19,370,000             12,630,000            32,000,000
Amounts charged off, net of recoveries                  (20,789,921)            (7,891,798)          (28,681,719)
                                                 -------------------    -------------------    ------------------

Balance June 30, 1992                                    23,275,974             35,765,577            59,041,551
Provision for possible losses                             1,263,731             13,886,269            15,150,000
Amounts charged off, net of recoveries                   (6,811,338)           (13,441,396)          (20,252,734)
                                                 -------------------    -------------------    ------------------

Balance June 30, 1993                                   $17,728,367            $36,210,450           $53,938,817
                                                 ===================    ===================    ==================

NOTE E - BORROWINGS

      Effective May 21, 1991, the Trust amended and restructured its $220 million and $150 million senior credit agreements ("Senior Credit Agreements"). The amendment, among other things, provided for the following changes to the terms of such debt: (i) additional collateral (in addition to the lenders security interest in all of the Trust's earning and nonearning commercial loans, foreclosed real estate and certain single-family acquisition and development loans) including certain residential loans was pledged; (ii) the minimum net worth requirement imposed by the credit agreements was reduced from $200 million to $130 million; and (iii) the maturity of both credit agreements was extended as described below. In addition, the amendment required prepayments of the next maturity installments of principal if the Trust's operating account exceeded $15 million at each month-end from July 1, 1992 through December 31, 1992 and $10 million at each month-end thereafter.

      The maturity date of the $220 million facility was extended from July 31, 1992 to April 1, 1993. The facility bears interest at a floating rate above certain indices plus the bank's effective reserve requirement and certain other specified costs. The maturity date of the $150 million facility was extended from January 31, 1993 to April 1, 1993. The facility bears interest at a floating rate above certain indices. In May 1993, the rate of interest on both facilities was increased to the default rate of prime plus 200 basis points.

      Effective January 15, 1993, the Trust and the senior lenders again amended the Senior Credit Agreements (the "January 1993 Amendments"). The January 1993 Amendments, among other things, provided for the following changes to the terms of such debt: the interest rate margin on LIBOR-based senior loans was increased to 2% from 1%; a principal payment of $27.5 million due January 31, 1993 was replaced by a principal payment of $6.0 million due March 31, 1993; the minimum net worth requirement was reduced to $70 million; and the defaults relating to maintenance of REIT status and the Management Agreement (as defined below) were cured. In addition, pursuant to the January 1993 Amendments, the Trust paid one-time bank fees of $300,000 and prepaid interest on the senior loans in an amount equal to $3 million. The Trust also agreed to prepay interest on a monthly basis so that such monthly prepayment, together with the amount of interest previously prepaid but not yet applied to pay interest on the senior loans, would equal six months' interest on the senior loans.

      The January 1993 Amendments did not change the April 1, 1993 maturity date of the senior loans. The senior lenders agreed, however, not to take any action prior to May 15, 1993 to collect the senior debt so long as no defaults occurred other than the failure to pay principal at maturity. Although no such defaults have occurred, the Trust did not pay the senior debt by May 15. Accordingly, the senior lenders are entitled to attempt to collect the senior loans, and the interest rate on the senior loans has increased to the sum of 2% plus the agent banks' prime or corporate base rate.

      At June 30, 1993, $87,725,250 was outstanding under the Senior Credit Agreements bearing interest at 8%. Also outstanding at June 30, 1993 and 1992 was $100 million of 10 1/2% Subordinated Notes (the "Notes") which matured June 1, 1993. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year. The Notes are subordinate in the right of payment to the Senior Credit Agreements.

      LBI did not make the required $100 million principal payment, plus interest, due June 1, 1993 on the Notes. LBI intends to continue its normal business activities while the restructuring process described below is being completed. Since June 1989, LBI has been reducing its investments and indebtedness through loan collections and sales of assets.

      On June 1, 1993, LBI announced that a joint proposal for restructuring LBI had been made by a Steering Committee representing certain holders of its 10 1/2% Subordinated Notes and representatives of certain holders of LBI's beneficial shares. The Board of Trustees of LBI has authorized LBI to pursue implementation of the joint proposal. Under the terms of the joint proposal, and subject to certain termination rights, the members of such Steering Committee agreed to forbear from all collection efforts with respect to LBI and not to file for any relief against LBI under the federal Bankruptcy Code or any other insolvency statute. In addition, the Steering Committee members agreed to support the restructuring contemplated by the agreement and to recommend that other holders of the Notes vote to accept a Chapter 11 plan of reorganization implementing the terms of such restructuring.

      Upon implementation of the proposal, most of the Trust's assets would be transferred to a new corporation, with the remaining assets being retained by the Trust. All of the common stock of the new corporation would be distributed to the holders of the Notes in satisfaction of that indebtedness. The Trust's existing secured senior indebtedness would be assumed by the new corporation on terms to be agreed.

      Implementation of the joint proposal is subject to a number of significant conditions, including the execution of definitive agreements, revision of certain arrangements with third parties concerning the ownership and management of the assets in which LBI has an interest, modification of LBI's senior credit agreements and confirmation of the Chapter 11 plan of reorganization.

      Interest payments on all borrowings amounted to $11,045,000, $21,309,000, and $36,476,000 in 1993, 1992, and 1991, respectively.

      The Trust's Senior Credit Agreements include covenants which, among other things, (i) restrict the pledge of assets, (ii) restrict the incurrence of additional borrowings, (iii) prohibit the Trust from declaring or paying any dividends or other distributions to its shareholders, and (iv) require the Trust to maintain a minimum net worth of $70 million. The Trust is in default of the net worth covenant.

      The accompanying consolidated financial statements have been prepared assuming that the Trust will continue as a going concern. However, the conditions noted above raise substantial doubt about the Trust's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Trust to continue as a going concern.

NOTE F - COMMITMENTS AND CONTINGENCIES

      At June 30, 1993 the Trust had the following commitments:

Additional advances on existing mortgage loans                          $903,778
Indemnification of development bond issuers and other commitments     $3,001,796

      Additionally, as of June 30, 1993, the Trust had $6,000,000 of investments under participation agreements with third parties which grant the participant the option to require the Trust to repurchase the participations after a specified period or at any time upon a monetary default by the borrower.

      Restricted cash investments at June 30, 1993 included $2,851,187 for debt payments, $480,500 to secure a letter of credit and $2,036,631 of borrowers' escrow deposits.

      The Trust is involved in litigation which, in the opinion of management, will not result in a material adverse impact on the Trust's financial condition, results of operations or cash flows.

NOTE G - AGREEMENT WITH MANAGER

      The Trust operates under a management agreement with Lomas Management, Inc. (the "Manager"), a subsidiary of Lomas Financial Corporation ("LFC"). The agreement provides that the Manager will advise the Trust with respect to all facets of its business, administer the day-to-day operations of the Trust under the supervision of the Board of Trustees, serve as the Trust's investment advisor and consultant on policy decisions and make investment recommendations. The Management Agreement in effect prior to July 1, 1992 provided, among other things, that when the Trust invested in construction and development loans recommended by the Manager, LFC was required to participate at varying levels in such loans and had the option to increase its participation to a maximum of 33-1/3%. Since 1970, LFC has generally participated to the extent of 20% in these mortgage loans. In January 1992, all of these participations were assigned to ST Lending, Inc., a wholly owned subsidiary of LFC ("STL"). At June 30, 1993, the participations of the Trust and STL in existing mortgage loans aggregated $138,472,920 and $34,618,231, respectively, net of repayments, of which the Trust and STL had outstanding at such date $137,569,142 and $34,392,286, respectively. The participations of the Trust and STL in foreclosed real estate properties aggregated $164,416,526 and $49,923,554, respectively, at June 30, 1993.

      The former agreement also provided for the Manager to receive basic compensation, payable monthly, at varying annual rates (a maximum of 1%) based on different levels of invested assets (as defined). In addition, the Manager was entitled to receive an incentive bonus if net profit exceeded certain amounts. Management fees payable by the Trust were limited to the greater of (a) 1-1/2% of the Trust's net worth, as defined, or (b) 25% of the Trust's net profit after loan loss reserves, but prior to deduction of basic compensation to the Manager.

      Effective July 1, 1992 the Management Agreement was amended ("Amended Agreement"). The Amended Agreement, which was to expire on June 30, 1993, has been extended for one year by mutual consent of the parties. The Amended Agreement, among other things, provides for the following changes: (i) replaces the tiered basic and incentive management fee calculation with a calculation of a fee equal to 1% of invested assets (as defined), (ii) permits any party to the Amended Agreement to terminate such agreement on sixty days' prior written notice with cause or without cause on ninety days' written notice, (iii) eliminates the Trust's right of first refusal to acquire participations in first mortgage construction or acquisition and development loans made or acquired by LFC and LFC's corresponding obligation to participate in each mortgage loan investment made by the Trust and (iv) places restrictions on LFC with respect to the assignment of the Amended Agreement.

NOTE H - CASH DISTRIBUTIONS AND FEDERAL INCOME TAXES

      Under applicable sections of the Internal Revenue Code (the "Code"), the Trust is required to distribute to its shareholders at least 95% of taxable income. Based on a preliminary computation, the Trust incurred a taxable loss during fiscal 1993; therefore, no distributions were required and none were made.

      Under the Senior Credit Agreements, the Trust is prohibited from declaring or paying any distributions or dividends to its shareholders, which could cause it to lose its REIT status. However, the Trust does not expect to have taxable income while this prohibition is in effect.

      The Trust believes that it has operated, and expects that it will continue to operate, in such manner as to qualify for taxation as a real estate investment trust (a "REIT") under the Code, but no assurance can be given that it will at all times so qualify. To qualify as a real estate investment trust, the Trust must satisfy various requirements under the Code, including requirements concerning the nature and composition of its income and assets. Generally, an entity can qualify as a REIT only if 95 percent of its gross income constitutes "qualifying income" as defined in Section 856 of the Code (the "95% Test"). Because more than 5% of the Trust's gross income during the taxable years ended June 30, 1993 and 1992 consisted of income from an interest rate swap and because it is uncertain whether income derived from such interest rate swaps constitutes qualifying income, it is unclear whether the Trust satisfied the 95% Test for fiscal 1993 or 1992. The Trust believes that such income should be treated as qualifying income for purposes of the 95% Test and has filed a request for a ruling from the Internal Revenue Service (the "IRS") to confirm that such treatment is appropriate. No assurance can be given, however, that the IRS will issue a favorable ruling.

      If the Trust does not qualify as a real estate investment trust in any taxable year, it will be taxed as a corporation pursuant to Subchapter C of the Code. In determining its potential liability for tax as a corporation, the Trust believes, assuming it does not undergo a 50 percentage point ownership change as described in Section 382 of the Code, that it would be able to utilize its net operating loss carryovers and other tax benefits to shelter itself from regular federal income taxation and, in substantial part, from alternative minimum taxation. Funds available for distribution to shareholders would be reduced by the amount of any tax liability payable by the Trust to federal tax authorities. Such distributions, if any, would not be deductible by the Trust in computing its taxable income but would be eligible for the dividends received deduction for corporate shareholders to the extent paid out of the Trust's current and cumulative earnings and profits. In addition, unless entitled to relief under specific statutory provisions, the Trust would be ineligible for real estate investment trust status for the succeeding four taxable years.

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust.

      The carrying value of cash and cash equivalents and restricted cash investments approximates their fair value because of the liquidity and short-term maturities of these instruments. The fair value of mortgage loans is estimated by discounting cash flows at interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

      The carrying value of notes payable approximates their fair value because they bear interest at a LIBOR-based floating rate. The fair value of the notes is based on the last quoted closing market price prior to June 30, 1993. The fair value of loan commitments and guarantees and other commitments approximates the commitment amounts.

      The estimated fair values of the Trust's financial instruments at June 30, 1993 are as follows (in thousands):

                                                                                 Carrying              Fair
                                                                                  Amount               Value
                                                                              ----------------     --------------
Financial Assets:
     Cash and cash equivalents                                                $         2,429       $      2,429
     Restricted cash investments                                                        5,368              5,368
     Mortgage loans (net of allowance for possible losses)                            119,841            117,277

Financial liabilities:
     Notes payable                                                                   (87,725)           (87,725)
     Subordinated notes                                                             (100,000)           (85,250)

Off-Balance Sheet financial instruments:
     Loan commitments on existing short-term construction,
     acquisition and development loans                                                    ---              (904)
     Guarantees and other commitments                                                     ---            (3,002)

NOTE J - QUARTERLY RESULTS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                             Year Ended June 30, 1993
                                ------------------------------------------------------------------------------------
                                    lst Quarter           2nd Quarter           3rd Quarter           4th Quarter
                                ------------------    ------------------     -----------------     -----------------
Total income                      $    3,667,035         $   3,692,347          $  3,926,936          $  3,828,860
Net loss                              (5,080,653)           (7,051,709)           (4,325,666)          (18,213,656)
Net loss per share                          (.43)                 (.60)                 (.37)                (1.54)
                                                             Year Ended June 30, 1992
                                ------------------------------------------------------------------------------------
                                    lst Quarter          2nd Quarter           3rd Quarter            4th Quarter
                                ------------------    ------------------     -----------------     -----------------
Total income                       $   6,363,917        $    5,248,150          $  4,332,412          $  3,819,230
Net loss                              (3,451,585)          (11,431,307)          (10,435,175)          (17,822,467)
Net loss per share                          (.29)                 (.98)                 (.89)                (1.52)

      The net loss in the fourth quarter of fiscal 1993 included an $8.9 million provision for possible losses and $6.0 million of debt restructure expenses. The provision for possible losses resulted principally from a provision of approximately $2.4 million related to the adoption of SOP 92-3 as discussed in Note A and revised estimates of losses which are based primarily on recent real estate sales, updated collateral valuations, current real estate market conditions and consideration for inherent losses in the portfolio.

      Debt restructure expenses in the fourth quarter of fiscal 1993 include $4.2 million of previously capitalized costs related to a possible exchange of the Subordinated Notes for equity in the Trust. This amount was written off when a tentative agreement was reached with the subordinated noteholders to exchange their debt for equity in a new company that is expected to hold most of the Trust's assets. In addition, $1.8 million of costs related to the ongoing negotiations was incurred and expensed.

      The net loss in the fourth quarter of fiscal 1992 included a $15.0 million provision for possible losses which was due to revised estimates of losses which are based primarily on recent real estate sales, updated collateral valuations, current real estate market conditions and consideration for inherent losses in the portfolio.

NOTE K - SHAREHOLDERS' EQUITY

      Due to a misinterpretation of the effect of certain arrangements relating to the Employment Agreement dated March 31, 1992, between the Trust and Robert Ted Enloe III, the Trust and Mr. Enloe mutually agreed to rescind such agreement effective as of December 21, 1992, resulting in the cancellation of grants for 240,000 Shares of Beneficial Interest previously awarded to Mr. Enloe under said agreement.

      At June 30, 1993, two stock option plans were in existence; one totaling 250,000 Shares of Beneficial Interest and one for 400,000 Shares of Beneficial Interest. The option price of the 250,000 shares is 10% of the quoted share price of $1.50 at June 28, 1993, and 62,500 shares became exercisable on that date with the remaining shares vesting at the rate of 62,500 shares per year commencing on January 31, 1993. The option price of the 400,000 shares is $1.125 per share and 100,000 shares became exercisable on June 28, 1993, with the remaining shares vesting at the rate of 100,000 shares per year commencing on May 7, 1993. Unexercised options under both plans terminate ten years from grant date.

      At a meeting of the Trustees held August 9, 1993, in order to encourage and facilitate the exercise of the options held by Ted Enloe, a Trustee and the President and CEO of the Trust, the Board approved a proposal that would accelerate the vesting of the options held by Mr. Enloe that are currently unexercisable so that all 650,000 of Mr. Enloe's options would be immediately exercisable. In addition, the Board agreed to finance the exercise of Mr. Enloe's option by a non-interest bearing note payable to the Trust (at least two-thirds of which would be non-recourse) with a term of 5 1/2 years. The principal amount of this note would include amounts representing the full exercise price of the options, or about $487,500. The repayment of the note would be secured by a pledge of the 650,000 Shares acquired upon the exercise. The Trust would also pay to Mr. Enloe any amounts needed to "gross up" his compensation as necessary to cover any additional income tax liabilities for Mr. Enloe as a result of the option exercise and related financing arrangements. As of August 9, 1993, Mr. Enloe had not agreed to exercise the options on the above-described terms, although he has the right to do so in the future.

NOTE L - SUBSEQUENT EVENT

On October 25, 1993 the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On January 24, 1994 the Bankruptcy Court entered an order confirming a modified plan of reorganization (the "Plan") for the Trust and on April 7, 1994 the Trust emerged from bankruptcy.

Under the Plan, most of the Trust's assets were transferred to Resurgence Properties Inc. ("RPI") and RPI'S common stock was distributed to the holders of the Trust's outstanding subordinated indebtedness in full satisfaction of such holders' claims against the Trust. RPI assumed all of the Trust's obligations to its senior lenders on restructured terms.

As part of this process, mortgage loans of $79.9 million, the related accrued interest receivable of $.6 million and foreclosed real estate of $131.0 million were transferred to RPI. An allowance for possible losses of $6.5 million on mortgage loans and $19.7 million on foreclosed real estate also were transferred.

The Trust paid accrued reorganization expenses, claims and closing costs, made debt payments and transferred cash to RPI totaling $29.3 million.

The Trust received a $6.0 million note receivable from RPI and $.3 million of preferred stock in RPI. The Trust transferred additional assets totaling $.3 million and liabilities for escrow deposits totaling $1.6 million to RPI and adjusted its accrued liabilities by $.2 million.

In accordance with the terms of the Plan of Reorganization, the Trust was relieved of its liability on the $83.1 million of senior debt, the $100.0 million of subordinated debt and the related $9.5 million of accrued interest on the subordinated debt. The recording of the above transaction resulted in an extraordinary charge to earnings of approximately $13.0 million.

Fresh-start reporting, in which the emerging entities' assets and liabilities would have been adjusted to their fair value, was considered but deemed inappropriate since the reorganization value of the Trust's assets immediately before the confirmation of the Plan was not less than the total of all post-petition liabilities and allowed claims. Also, there was no change in control of the Trust's ownership.

                  SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE

                        LIBERTE INVESTORS AND SUBSIDIARY
                                  June 30, 1993

- - --------------------------------------- -------- --------------- ------------
                COL. A                               COL. B        COL. C
- - --------------------------------------- -------- --------------- ------------

                                                                    Final
                                                    Interest      Maturity
             Description                              Rate          Date


- - --------------------------------------- -------- --------------- ------------
                                         No. of
                                          Loans
First mortgage loans:
   Construction
         Single-family residential           11    6.00-7.50%      1993-94
   Acquisition and development:
         Essex-Royal 400 Associates           1      7.00%          1993


         Friedman Homes, Inc.                 1      7.00%          1993


         Other                               31   5.00-13.00%      1993-96
                                             --
                                             33
   Other:
         Greenbriar Associates                1      8.00%          1995



         KHB Investments, Inc.                1      6.50%          1996




         New Market                           1      6.00%          1993


         Club Income Properties               1      7.25%          1993

                                            SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)

                                                  LIBERTE INVESTORS AND SUBSIDIARY
                                                            June 30, 1993

- - --------------------------------------- --------------------------------------- ------------- ------------- -------------
                COL. A                                  COL. D                     COL. E        COL. F        COL. G
- - --------------------------------------- --------------------------------------- ------------- ------------- -------------

                                                       Periodic                                   Face        Carrying
                                                       Payment                  Prior Liens    Amount of     Amount of
             Description                                Terms                                  Mortgages     Mortgages


- - --------------------------------------- --------------------------------------- ------------- ------------- -------------


First mortgage loans:
   Construction
         Single-family residential                                                            $             $  1,567,875
   Acquisition and development:
         Essex-Royal 400 Associates     Principal due at maturity, interest
                                        payable monthly.                                        11,422,524     6,705,310

         Friedman Homes, Inc.           Principal due at maturity, interest
                                        payable monthly.                                         5,892,000     4,885,016

         Other                                                                                                16,721,379
                                                                                                              ----------
                                                                                                              28,311,705
   Other:
         Greenbriar Associates          Principal due at maturity, interest
                                        payable monthly, rate increasing to
                                        9.0% at February 2, 1994.                                5,600,000     5,600,000

         KHB Investments, Inc.          Principal due at maturity, interest
                                        payable monthly, rate increasing to
                                        7.0% at January 1, 1994 and 7.5% at                      6,602,152     6,602,152
                                        January 1, 1995.

         New Market                     Principal due at maturity, interest
                                        payable monthly.                                        17,200,000    17,200,000

         Club Income Properties         Principal due at maturity, interest
                                        payable monthly.                                         5,120,000     4,800,000

                     SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)

                                 LIBERTE INVESTORS AND SUBSIDIARY
                                          June 30, 1993

- - --------------------------------------- -----------------
                COL. A                       COL. H
- - --------------------------------------- -----------------
                                           Principal
                                        Amount of Loans
                                           Subject To
             Description                   Delinquent
                                          Principal or
                                            Interest
- - --------------------------------------- -----------------


First mortgage loans:
   Construction
         Single-family residential        $      866,777
   Acquisition and development:
         Essex-Royal 400 Associates
                                                     ---

         Friedman Homes, Inc.
                                               4,885,016

         Other                                 7,089,229
                                               ---------
                                              11,974,245
   Other:
         Greenbriar Associates

                                                     ---

         KHB Investments, Inc.

                                                     ---


         New Market
                                              17,200,000

         Club Income Properties
                                               4,800,000

            SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)

                        LIBERTE INVESTORS AND SUBSIDIARY
                                  June 30, 1993

- - --------------------------------------- -------- --------------- ------------
                COL. A                               COL. B        COL. C
- - --------------------------------------- -------- --------------- ------------

                                                                    Final
                                                    Interest      Maturity
             Description                              Rate          Date


- - --------------------------------------- -------- --------------- ------------
                                         No. of
                                          Loans
   Totals carried forward                    48

   The Breighton - Copper Creek               1      6.00%          1993


   Bermuda Dunes L P                          1      8.50%          1997






   TCK Mockingbird, Inc.                      1      7.00%          1993


   The Fort Smith Quarry Ltd.                 1      9.00%          2002

   Other                                     24   6.00-12.00%     1993-1998
                                             --
         Total first mortgages               76

Second mortgages                              4   9.50-10.00%     1993-1996
Other                                        13   7.00-10.00%     1993-1998
                                             --
                                             93
First mortgage residential loans                  4.50-10.50%     2006-2022

         Total mortgage loan portfolio

                     SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)

                                 LIBERTE INVESTORS AND SUBSIDIARY
                                          June 30, 1993

- - --------------------------------------- --------------------------------------- ------------- ------------- ---------------
                COL. A                                  COL. D                     COL. E        COL. F         COL. G
- - --------------------------------------- --------------------------------------- ------------- ------------- ---------------

                                                       Periodic                                   Face         Carrying
                                                       Payment                  Prior Liens    Amount of      Amount of
             Description                                Terms                                  Mortgages      Mortgages


- - --------------------------------------- --------------------------------------- ------------- ------------- ---------------


   Totals carried forward                                                                     $               $ 64,081,732

   The Breighton - Copper Creek         Principal due at maturity, interest
                                        payable monthly.                                         5,268,000       5,268,000

   Bermuda Dunes L P                    Principal due monthly, interest
                                        payable monthly, rate increasing to
                                        9% at December 17, 1993, to 9.25%
                                        at December 17, 1994, to 9.50% at
                                        December 17, 1995, and to 9.75% at
                                        December 17, 1996.                                       8,100,000       8,077,024

   TCK Mockingbird, Inc.                Principal due at maturity, interest
                                        payable monthly.                                         8,600,000       8,600,000

   The Fort Smith Quarry Ltd.           Principal due at maturity, interest
                                        payable monthly.                                         5,960,000       5,913,234
   Other                                                                                                        42,298,807
                                                                                                              ------------

         Total first mortgages                                                                                 134,238,797

Second mortgages                                                                                                   608,690
Other                                                                                                            2,297,406


First mortgage residential loans                                                                                   424,249
                                                                                                              ------------
         Total mortgage loan portfolio                                                                        $137,569,142
                                                                                                              ============

                     SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)

                                 LIBERTE INVESTORS AND SUBSIDIARY
                                          June 30, 1993

- - --------------------------------------- ----------------
                COL. A                      COL. H
- - --------------------------------------- ----------------
                                           Principal
                                           Amount of
                                         Loans Subject
             Description                 To Delinquent
                                         Principal or
                                           Interest
- - --------------------------------------- ----------------


   Totals carried forward                   $34,841,022

   The Breighton - Copper Creek
                                                    ---

   Bermuda Dunes L P




                                                    ---

   TCK Mockingbird, Inc.
                                                    ---

   The Fort Smith Quarry Ltd.
                                                    ---
   Other                                     16,693,550
                                            -----------
         Total first mortgages               51,534,572

Second mortgages                                360,235
Other                                           420,503


First mortgage residential loans                  1,812
                                            -----------
         Total mortgage loan portfolio      $52,317,122
                                            ===========

                              NOTES TO SCHEDULE XII

                                  June 30, 1993

(1) For income tax purposes the cost of loans is the carrying amount as shown on the schedule. Allowance for possible losses allocated to mortgage loans at June 30, 1993 amounted to $17,728,367. Basis for the allocated amount is explained under "Accounting Policies -Allowance for Possible Losses".

(2)   Reconciliation of "Mortgage Loans on Real Estate" (in thousands):

                                                                             Year Ended June 30
                                                             ---------------------------------------------------
                                                               1993                 1992                  1991
                                                             --------             --------              --------
Balance at beginning of year                                 $178,672             $275,217              $535,925
Additions during year:
      New mortgage loans and advances
           on existing loans and other                         16,598               14,672                58,557
                                                             --------             --------              --------
                                                              195,270              289,889               594,482
Deductions during year:
      Collections of principal                                 36,293               52,042               190,082
      Foreclosures                                             13,499               40,677                93,986
      Write-off of principal                                    7,909               18,498                35,197
                                                             --------             --------              --------

Balance at end of year                                       $137,569             $178,672              $275,217
                                                             ========             ========              ========

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - ---    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                      OR

- - - - ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             FOR TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 1-6802
                              LIBERTE INVESTORS
            (Exact name of Registrant as specified in its Charter)


     CREATED UNDER DECLARATION OF TRUST                       75-1328153
           PURSUANT TO THE LAWS OF                         (I.R.S. Employer
      THE COMMONWEALTH OF MASSACHUSETTS                   Identification No.)
        (State or other jurisdiction
      of incorporation or organization)

             1420 VICEROY DRIVE                                  75235
                DALLAS, TEXAS                                 (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code (214) 879-5497

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES   X       NO
                                                          -----        -----

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                      YES   X *     NO
                                                          -----        -----

* The registrant's confirmed plan of reorganization did not provide for a distribution of securities; however, all required documents and reports have been timely filed by the Registrant both prior to and after confirmation.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's class of securities as of May 6, 1994: Shares of Beneficial Interest, no par - 12,423,208 shares.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1994
                               LIBERTE INVESTORS


                                     INDEX



PART I - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

       Consolidated Balance Sheet - March 31, 1994 Pro Forma, March 31, 1994
          and June 30, 1993

       Consolidated Statement of Operations - Quarter and Nine Months Ended
          March 31, 1994 and 1993

       Consolidated Statement of Cash Flows - Nine Months Ended
          March 31, 1994 and 1993

       Notes to Consolidated Financial Statements

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

   ITEM 1.    LEGAL PROCEEDINGS

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS

   ITEM 5.    OTHER INFORMATION

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
LIBERTE INVESTORS AND SUBSIDIARY
(Debtor-in-possession)

                                                           March 31, 1994
                                                              Pro Forma           March 31, 1994       June 30, 1993
                                                             (Unaudited)             (Unaudited)         (See Note)
                                                           --------------         ---------------      -------------
Assets
Mortgage loans on real estate:
    Earning                                                 $   7,478,000         $    77,557,437       $  113,126,692
    Nonearning                                                  6,868,000              16,700,636           24,442,450
Foreclosed real estate:
    Earning                                                            --              73,417,202           73,065,058
    Nonearning                                                 23,840,000              81,465,181           91,351,468
                                                               38,186,000             249,140,456          301,985,668
Less:  Allowance for possible losses                           15,875,000              42,044,800           53,938,817
                                                               22,311,000             207,095,656          248,046,851

Cash and cash equivalents                                       6,586,000               5,457,133            2,428,902
Restricted cash investments                                       438,000              34,242,690            5,368,318
Note receivable                                                 6,000,000                      --                   --
Accrued interest and other receivables                            342,000                 982,167            1,514,551
Other assets                                                      542,000                 576,803            4,216,111
                                                            -------------         ---------------       --------------
                                                            $  36,219,000         $   248,354,449       $  261,574,733
                                                            =============         ===============       ==============
- - - - ----------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Liabilities
Prepetition liabilities not subject to compromise:
    Escrow deposits                                         $          --         $     1,553,799       $    2,036,631
Prepetition liabilities subject to compromise:
    Notes payable                                                      --              83,127,839           87,725,250
    Subordinated notes                                                 --             100,000,000          100,000,000
    Accrued management fees                                            --                      --              216,814
    Accrued interest and other liabilities                             --              10,606,192            8,004,817
Postpetition liabilities:
    Accrued interest and other liabilities                        712,000               4,560,432                   --
                                                            -------------         ---------------       --------------
                                                                  712,000             199,848,262          197,983,512
Shareholders' Equity
Shares of Beneficial Interest, no par
    value, unlimited authorization:
    12,423,208 issued and outstanding at
    March 31, 1994 and 11,773,208
    issued and outstanding at June 30, 1993                    35,507,000              48,506,187           63,591,221
                                                            -------------         ---------------       --------------
                                                            $  36,219,000         $   248,354,449       $  261,574,733
                                                            =============         ===============       ==============

NOTE: The balance sheet at June 30, 1993 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
(Debtor-in-Possession)

                                                  Quarter Ended                       Nine Months Ended
                                                     March 31                             March 31
                                          -------------------------------      ------------------------------
                                              1994              1993                1994            1993
                                          -------------   ---------------      -------------   --------------
Income
Mortgage loan interest                    $   1,514,118    $    2,902,212      $   5,412,178    $   8,760,532
Temporary investment interest                    39,385            35,236            126,892          240,520
Foreclosed real estate and other              1,232,519           989,488          3,980,057        2,285,266
                                          -------------    --------------      -------------    -------------
                                              2,786,022         3,926,936          9,519,127       11,286,318
                                          -------------    --------------      -------------    -------------
Expenses
Interest (contractual interest was
  $3,768,500 and $12,150,318 for the
  quarter and nine months ended
  March 31, 1994, respectively)               1,143,500         4,369,407          7,600,318       11,975,553
Provision for possible losses                 2,975,000         1,000,000          3,175,000        6,250,000
Management fees                                 544,095           718,340          1,737,524        2,267,143
Legal and audit                                 120,000           630,000            705,000        1,455,000
Trustees' fees and expenses                      85,088            80,154            229,980          264,578
Foreclosed real estate                          754,390           879,685          2,329,078        2,594,855
Debt restructure                                     --                --          2,132,902        1,352,545
Other                                           550,019           575,016          2,092,528        1,584,672
                                          -------------    --------------      -------------    -------------
                                              6,172,092         8,252,602         20,002,330       27,744,346
                                          -------------    --------------      -------------    -------------
Net loss before reorganization
  items                                      (3,386,070)       (4,325,666)       (10,483,203)     (16,458,028)

Reorganization items:
     Professional fees                       (4,174,211)               --         (5,483,036)             --
     Interest earned on accumulated
       cash resulting from
       Chapter 11 proceedings                   225,688                --            271,830              --
                                          -------------    --------------      -------------    -------------
                                             (3,948,523)               --         (5,211,206)             --
                                          -------------    --------------      -------------    -------------
Net loss                                  $  (7,334,593)   $   (4,325,666)     $ (15,694,409)   $ (16,458,028)
                                          =============    ==============      =============    =============
Net loss per Share of
  Beneficial Interest:
     Loss before reorganization items             $(.27)            $(.37)            $ (.86)          $(1.40)
     Reorganization items                          (.32)               --               (.43)              --
                                                  -----             -----              ------           ------
     Net loss                                     $(.59)            $(.37)            $(1.29)          $(1.40)
                                                  =====             =====              ======           ======

Weighted average number of
  Shares of Beneficial Interest              12,423,208        11,773,208         12,155,142       11,793,912

Cash dividends declared per share                    --                --                 --                --

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
(Debtor-in-Possession)

                                                                               Nine Months Ended
                                                                                    March 31
                                                                    ------------------------------------------
                                                                         1994                        1993
                                                                    --------------             ---------------
Operating activities:
     Net loss before reorganization items                           $  (10,483,203)            $   (16,458,028)
     Noncash expenses and revenues included
       in net loss:
          Provision for possible losses                                  3,175,000                   6,250,000
     Net change in other receivables, assets
       and liabilities                                                   7,351,609                  (3,450,465)
                                                                    --------------             ---------------
          Net cash provided (used) by operating
            activities before reorganization items                          43,406                 (13,658,493)
                                                                    --------------             ---------------

Interest earned on accumulated cash resulting
  from Chapter 11 proceedings                                              271,830                          --
Professional fees                                                         (894,588)                         --
                                                                    --------------             ---------------
     Net cash used by reorganization items                                (622,758)                         --
                                                                    --------------             ---------------

     Net cash used by operating activities                                (579,352)                (13,658,493)
                                                                    --------------             ---------------

Investing activities:
     Collections on mortgage loans                                      26,940,224                  25,476,277
     Advances on mortgage loans                                           (314,387)                 (1,554,705)
     Expenditures on foreclosed real estate                             (2,012,645)                 (2,655,193)
     Sales and basis reductions of foreclosed real estate               12,466,174                  20,856,490
     Net purchases of restricted cash investments                      (28,874,372)                 (6,102,142)
                                                                    --------------             ---------------
          Net cash provided by investing activities                      8,204,994                  36,020,727
                                                                    --------------             ---------------

Financing activities:
     Decrease in notes payable                                          (4,597,411)                (29,552,912)
                                                                    --------------             ---------------
          Net cash used by financing activities                         (4,597,411)                (29,552,912)
                                                                    --------------             ---------------

Net increase (decrease) in unrestricted cash
  and cash equivalents                                                   3,028,231                  (7,190,678)
Unrestricted cash and cash equivalents at
  beginning of period                                                    2,428,902                  11,073,535
                                                                    --------------             ---------------
Unrestricted cash and cash equivalents at
  end of period                                                     $    5,457,133             $     3,882,857
                                                                    ==============             ===============

Schedule of noncash investing and financing activities:
     Transfer of mortgage loans to foreclosed
          real estate                                               $   13,729,234             $     5,334,478
     Charge-offs to allowance for possible losses, net              $   15,069,017             $    16,870,073
     Sale of foreclosed real estate financed by
          mortgage loans                                            $    3,888,112             $    14,679,561

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
MARCH 31, 1994

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1994. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of Liberte Investors, for the fiscal year ended June 30, 1993.

During the quarter ended March 31, 1993, Liberte Investors capitalized, for a nominal amount, Liberte Corp., a wholly-owned subsidiary. All intercompany balances and transactions have been eliminated. Liberte Corp. is currently inactive. As used herein, the "Trust" refers to Liberte Investors and its subsidiary.

On January 24, 1994, the Trust's modified plan of reorganization was confirmed. Therefore, the prepetition liabilities subject to compromise have been compromised because they will not be paid in accordance with their contractual terms in effect prior to the Trust's Chapter 11 filing.

NOTE B - RECLASSIFICATIONS

Certain June 30, 1993 balances have been reclassified to conform to the March 31, 1994 presentation.

NOTE C - PRO FORMA FINANCIAL INFORMATION

On January 24, 1994, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") entered an order confirming a modified plan of reorganization (the "Plan") for the Trust. Under the Plan, most of the Trust's assets will be transferred to Resurgence Properties Inc. ("RPI") and RPI's common stock will be distributed to the holders of the Trust's outstanding subordinated indebtedness in full satisfaction of such holders' claims against the Trust. RPI will assume all of the Trust's obligations to its senior lenders on restructured terms. The restructured company (the "Reorganized Trust") will emerge as an essentially debt-free entity, the shares of which will continue to be owned by the existing holders of the Shares of Beneficial Interest. See "Part II - ITEM 1. LEGAL PROCEEDINGS."

On April 7, 1994, the Trust emerged from bankruptcy. The preceding unaudited pro forma balance sheet illustrates the pro forma effects of the transactions contemplated by the Plan on the financial condition of the Trust as of March 31, 1994 (assuming consummation of the Plan and payment of accrued reorganization expenses and claims had occurred on that date).

As part of this process, mortgage loans of $79.9 million, the related accrued interest receivable of $.6 million and foreclosed real estate of $131.0 million were transferred to RPI. An allowance for possible losses of $6.5 million on mortgage loans and $19.7 million on foreclosed real estate also were transferred.

The Trust paid closing costs, made debt payments and transferred cash to RPI totaling $29.3 million. After assuming payment of $3.4 million of accrued reorganization expenses and claims, the Trust was left with unrestricted cash and cash equivalents of $6.6 million and restricted cash and cash equivalents of $.4 million.

The Trust received a $6.0 million note receivable from RPI and $.3 million of preferred stock in RPI. The Trust transferred additional assets totaling $.3 million and liabilities for escrow deposits totaling $1.6 million to RPI and adjusted its accrued liabilities by $.2 million.

In accordance with the terms of the Plan of Reorganization, the Trust was relieved of its liability on the $83.1 million of senior debt, the $100.0 million of subordinated debt and the related $9.5 million of accrued interest on the subordinated debt. The recording of the above transactions resulted in a charge to equity of $13.0 million.

Fresh-start reporting, in which the emerging entities' assets and liabilities would have been adjusted to their fair value, was considered but deemed inappropriate since the reorganization value of the Trust's assets immediately before the confirmation of the Plan was not less than the total of all post-petition liabilities and allowed claims. Also, there was no change in control of the Trust's ownership. Thus the assets and liabilities of the emerging entities have not been adjusted to fair value.

In the opinion of management, the unaudited pro forma balance sheet reflects all adjustments necessary to present fairly such pro forma data; however, such a balance sheet is not necessarily indicative of what the actual financial position would have been on March 31, 1994 had the Plan been consummated and accrued reorganization expenses and claims paid on that date and is not necessarily indicative of future statements of financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On October 25, 1993 the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Until emergence from bankruptcy, the Trust managed its business as a debtor-in-possession subject to Bankruptcy Court approval of any actions outside the ordinary course of business. On January 24, 1994, the Bankruptcy Court entered an order confirming a modified plan of reorganization for the Trust (the "Plan"). The Plan was consummated on April 7, 1994.

Operations resulted in a loss of $7,334,593 for the quarter ended March 31, 1994, compared to a loss of $4,325,666 for the same period in fiscal 1993. Contributing to the larger loss were the following factors: an increase in the provision for possible losses and reorganization expense and a decrease in mortgage loan income. These factors were partially offset by: an increase in foreclosed real estate income and interest earned on accumulated cash resulting from Chapter 11 proceedings and a decrease in interest expense, legal and audit expense and management fees. The Trust cannot predict the size of the provision for possible losses in fiscal 1994, but will continue to monitor the status of each of its assets in light of current market conditions and to provide for possible losses in its mortgage loan portfolio and its foreclosed real estate portfolio as necessary.

Income on mortgage loans decreased from $2.9 million in the third quarter of fiscal 1993 to $1.5 million in the third quarter of fiscal 1994. The majority of the $1.4 million decrease was the result of a decrease in average earning loans. Average earning loans decreased from $148.7 million with a yield of 7.91% in the third quarter of fiscal 1993 to $79.5 million with a yield of 7.72% in the third quarter of fiscal 1994. The decrease in yield included amortization of deferred financing fees in the third quarter of fiscal 1993 which were fully amortized in the second quarter of fiscal 1994.

Income on mortgage loans decreased from $8.8 million for the first nine months of fiscal 1993 to $5.4 million for the first nine months of fiscal 1994. The $3.4 million decrease was the result of a decrease in the average earning loans, which more than offset a small increase in yield. Average earning loans decreased from $152.4 million with a yield of 7.66% for the first nine months of fiscal 1993 to $92.3 million with a yield of 7.81% for the first nine months of fiscal 1994.

Average  nonearning  loans for the third  quarter of fiscal 1994  totaled  $18.3 million compared to $17.6 million for the comparable period in fiscal 1993. Assuming that the yield on these loans would have been the same as the yield on earning loans had they been on earning status, income on mortgage loans would have been $.3 million higher in both the third quarter of fiscal 1994 and 1993. Average nonearning loans for the first nine months of fiscal 1994 totaled $25.1 million compared to $20.0 million for the comparable period of fiscal 1993. Assuming that the yield on these loans would have been the same as the yield on earning loans had they been on earning status, income on mortgage loans would have been $1.5 million higher for the first nine months of fiscal 1994 and $1.1 million higher for the first nine months of fiscal 1993. The Trust's efforts to reduce nonearning assets and improve the operating performance of real estate assets continues. These efforts include: monthly analysis of project revenues and expenses and the leasing activity of the project manager; regular visits to each project to review projections, operating budgets, maintenance, capital expenditures and performance of the project manager; listing of projects for sale and active monitoring of the activities of the listing broker; advertising and mail contact with national and regional sales prospects known to the Trust; auctions of certain selected properties; replacement of the project manager and/or listing agent if performance is unsatisfactory; and employing consultants to assist the Trust in developing strategies for leasing and selling certain assets, such as retail properties. Although the Trust has seen some general improvement in occupancy levels and some isolated improvement in rental rates, continuing problems in the real estate industry, including the lack of traditional bank financing for real estate transactions and generally depressed rents, the Trust could have increases in nonearning loans. The size of any increases in nonearning loans will be a function of the foregoing variables, and consequently cannot be quantified at this time.

There was no new loan production during the quarters ended March 31, 1994 and 1993. The Trust has not sought any new business in recent years and continues to limit new loan originations in accordance with its current policy of reducing its indebtedness and the size of its loan and foreclosed real estate portfolio.

Income on foreclosed real estate increased from $1.0 million in the third quarter of fiscal 1993 to $1.2 million in the third quarter of fiscal 1994, and from $2.3 million for the first nine months of fiscal 1993 to $4.0 million for the same period in fiscal 1994. This increase resulted from a change in the status of several projects from nonearning to earning status during the third quarter of fiscal 1993. This change in status was made due to improved occupancy levels.

Interest expense decreased from $4.4 million in the third quarter of fiscal 1993 to $1.1 million in the third quarter of fiscal 1994. Of the $3.3 million decrease, $2.7 million was the result of a decrease in the average cost of debt and $.6 million was the result of a decrease in the average debt outstanding. Average debt outstanding declined from $209.0 million with an average cost of 8.48% in the third quarter of fiscal 1993 to $183.1 million with an average cost of 2.53% for the same period in fiscal 1994. The decrease in average cost of debt includes the impact of ceasing to accrue interest on the Trust's $100.0 million principal amount 10 1/2% Subordinated Notes due June 1, 1993 (the "Subordinated Notes") when the Trust filed its Chapter 11 petition on October 25, 1993. Interest expense decreased from $12.0 million for the first nine months of fiscal 1993 to $7.6 million for the first nine months of fiscal 1994. Of the $4.4 million decrease, $2.0 million was the result of a decrease in average debt outstanding and $2.4 million was the result of a decrease in the average cost of debt. Average debt outstanding declined from $220.5 million with an average cost of 7.24% for the first nine months of fiscal 1993 to $183.5 million with an average cost of 5.52% for the same period in fiscal 1994. The average cost of debt decreased in fiscal 1994 as a result of the Trust ceasing to accrue interest on the Subordinated Notes. This was partially offset by the expiration of an interest rate swap, which had resulted in a reduction of interest expense, and the increase in the rate on the Trust's senior debt to the default rate of prime or the corporate base rate plus 200 basis points for the period beginning May 16, 1993, until the Trust filed its Chapter 11 petition on October 25, 1993. Average cost of debt for these purposes includes bank fees and other rate adjustments such as the net effect of the interest rate swap referred to above. This swap produced a reduction of interest costs of $184,000 in the third quarter of fiscal 1993 and $1,253,000 for the first nine months of fiscal 1993.

The provision for possible losses was $3.0 in the third quarter of fiscal 1994 compared to $1.0 million in the third quarter of fiscal 1993. The allowance for possible losses was $42.0 million at March 31, 1994, compared to $53.9 million at June 30, 1993 and $48.4 million at March 31, 1993. While the Trust believes the allowance for possible losses is adequate at March 31, 1994, management will continue to periodically review the portfolio using then current information to make the estimates and assumptions that are used to determine the allowance for loan losses and the valuation of the real estate acquired in connection with foreclosures or in satisfaction of loans. These estimates and assumptions are susceptible to significant changes due to changes in the market conditions upon which they are based.

The provision for possible losses on mortgage loans was a reversal of $1.4 million in the third quarter of fiscal 1994 compared to no provision for possible losses on mortgage loans in the third quarter of fiscal 1993. The $1.4 million reversal of unallocated reserves on mortgage loans was in anticipation of the transfer of 85% of the Trust's mortgage loans to RPI. Upon emergence from bankruptcy, the Trust's mortgage loans decreased from $94.3 million at March 31, 1994, to $14.3 million.

The provision for possible losses on foreclosed real estate was $4.4 million in the third quarter of fiscal 1994 compared to $1.0 million in the third quarter of fiscal 1993. The provision for possible losses on foreclosed real estate in the third quarter of fiscal 1994 includes (i) a provision for condominium lots that were sold for less than book value in an all cash sale, (ii) provisions on two properties that are secured by development rights that expire in the near future and the extensions on those rights have become somewhat questionable and
(iii) increases in estimates of future losses on disposition of foreclosed real estate. The allowance for losses on foreclosed real estate was $32.0 million at March 31, 1994, compared to $28.8 million at March 31, 1993. At March 31, 1994, foreclosed real estate totaled $154.9 million compared to $160.2 million at March 31, 1993. Any loss incurred upon foreclosure of collateral underlying a loan is charged to the allowance for possible losses on mortgage loans.

The following is a summary of transactions affecting the Trust's allowance for possible losses for the nine months ended March 31, 1994, compared to the nine months ended March 31, 1993:

                                                               Nine Months Ended March 31, 1994
                                                      -------------------------------------------------
                                                         Mortgage        Foreclosed
                                                          Loans          Real Estate         Total
                                                      -------------     -------------     -------------
Balance July 1, 1993                                  $  17,728,367     $  36,210,450     $  53,938,817
Provision for possible losses                               200,000                --           200,000
Amounts charged off, net of recoveries                     (509,622)         (461,960)         (971,582)
                                                      -------------     -------------     -------------
Balance September 30, 1993                               17,418,745        35,748,490        53,167,235

Provision for possible losses                                    --                --                --
Amounts charged off, net of recoveries                     (970,398)       (5,370,596)       (6,340,994)
                                                      -------------     -------------     -------------
Balance December 31, 1993                                16,448,347        30,377,894        46,826,241

Provision for possible losses                            (1,408,000)        4,383,000         2,975,000
Amounts charged off, net of recoveries                   (5,040,794)       (2,715,647)       (7,756,441)
                                                      -------------     -------------     -------------
Balance March 31, 1994                                $   9,999,553     $  32,045,247     $  42,044,800
                                                      =============     =============     =============
                                                              Nine Months Ended March 31, 1993
                                                      -------------------------------------------------
                                                         Mortgage        Foreclosed
                                                          Loans          Real Estate         Total
                                                      -------------     -------------     -------------

Balance July 1, 1992                                  $  23,275,974     $  35,765,577     $  59,041,551
Provision for possible losses                               702,000         1,448,000         2,150,000
Amounts charged off, net of recoveries                     (543,765)       (3,156,665)       (3,700,430)
                                                      -------------     -------------     -------------
Balance September 30, 1992                               23,434,209        34,056,912        57,491,121

Provision for possible losses                                    --         3,100,000         3,100,000
Amounts charged off, net of recoveries                   (2,007,728)       (2,418,941)       (4,426,669)
                                                      -------------     -------------     -------------
Balance December 31, 1992                                21,426,481        34,737,971        56,164,452

Provision for possible losses                                    --         1,000,000         1,000,000
Amounts charged off, net of recoveries                   (1,817,240)       (6,925,734)       (8,742,974)
                                                      -------------     -------------     -------------
Balance March 31, 1993                                $  19,609,241     $  28,812,237     $  48,421,478
                                                      =============     =============     =============

Management  fees were  lower in the  third  quarter  of fiscal  1994 than in the comparable  period  in fiscal  1993  because  invested  assets,  upon  which the management fees are based, were lower in the third quarter of fiscal 1994 compared to the third quarter of fiscal 1993. Debt restructure expense includes expenses incurred prior to October 25, 1993 (when the Trust filed its Chapter 11 petition) for legal and financial advisors and consultants' fees for the Trust and certain representatives of the Trust's subordinated noteholders and shareholders. Reorganization expense includes accrued amounts incurred since the filing of the Chapter 11 petition for legal and financial advisors and consulting fees for the Trust and certain representatives of the Trust's subordinated noteholders, senior debt holders and shareholders. The Trust has accumulated cash during the Chapter 11 proceedings because during such proceedings it has not been permitted to pay interest on the subordinated debt. Interest earned on this accumulation of cash totaled $226,000 and was earned on an average balance of $28.0 million for the third quarter at a yield of 3.22%.


LIQUIDITY AND CAPITAL RESOURCES

For the last five fiscal years, the Trust has faced substantial liquidity problems due to reduced cash flows from operating and investing activities, the required substitution of bank financing for commercial paper financing and its inability to borrow additional funds under its bank credit facilities. The Trust expects its liquidity and earnings to continue to be adversely affected by the weakened real estate market, which has resulted in, among other things, substantial nonearning assets and a significant reduction in the availability of real estate financing. The Trust has ceased investing in new mortgage loans, except for minor investments in properties currently financed or owned, concentrating its efforts on liquidating its mortgage loan and real estate investments for cash and notes, and on retiring its senior indebtedness.

Prior to its emergence from bankruptcy, the Trust's principal funding requirements were operating expenses, interest expense and the repayment of its indebtedness. (Since emergence from bankruptcy, the Trust is debt-free.) Subsequent to emergence, the Trust anticipates that its primary sources of funding operating expenses will be its collections on mortgage loans and proceeds from the sale of foreclosed property.

Operating activities for the first nine months of fiscal 1994 used $579,000 compared to $13,658,000 used in the first nine months of fiscal 1993. The table below reflects cash flow from operating activities (in thousands):

                                                                    Nine Months Ended
                                                                         March 31
                                                               -----------------------------
                                                                 1994                1993
                                                               --------           ----------
        Total income                                           $  9,519           $   11,286
        Interest expense                                         (7,600)             (11,975)
                                                               --------           ----------
        Net interest margin                                       1,919                 (689)
        Operating expenses                                       (9,227)              (9,519)
        Net change in other receivables, assets
          and liabilities                                         7,352               (3,450)
        Reorganization items                                       (623)                  --
                                                               --------           ----------
        Net cash used by
          operating activities                                 $   (579)          $  (13,658)
                                                               ========           ==========

Net cash provided by investing activities for the first nine months of fiscal 1994 was $8,205,000 compared to $36,021,000 provided in the first nine months of fiscal 1993. The table below reflects cash flow from investing activities (in thousands):

                                                                   Nine Months Ended
                                                                        March 31
                                                              ------------------------------
                                                                 1994                 1993
                                                              ---------            ---------
        Collections on mortgage loans                         $  26,940            $  25,476
        Advances on mortgage loans                                 (314)              (1,555)
        Sales and basis reductions of foreclosed
          real estate                                            12,466               20,857
        Expenditures on foreclosed real estate                   (2,013)              (2,655)
        Net purchases of restricted cash
          investments                                           (28,874)              (6,102)
                                                              ---------            ---------
        Net cash provided by investing activities             $   8,205            $  36,021
                                                              =========            =========

Debt was reduced by $4,597,000 in the first nine months of fiscal 1994 compared to $29,553,000 in the first nine months of fiscal 1993. The Trust ceased making principal payments on its senior debt in August 1993.

Amounts to be advanced under existing commitments were reduced from $903,778 at June 30, 1993 to $479,167 at March 31, 1994. The pro forma amount to be advanced at March 31, 1994, was $156,905.

At March 31, 1994, the Trust had $83.1 million of senior indebtedness and $100 million of 10 1/2% subordinated notes outstanding. This debt was satisfied in full upon the Trust's emergence from bankruptcy on April 7, 1994.

On October 25, 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court. Until emergence from bankruptcy, the Trust managed its business as a debtor-in-possession subject to Bankruptcy Court approval of any actions outside the ordinary course of business. See "Part II - ITEM 1. LEGAL PROCEEDINGS" below.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 25, 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On November 2, 1993, the Trust filed with the Bankruptcy Court a disclosure statement (the "Disclosure Statement") and related Chapter 11 plan of reorganization (the "Original Plan").

The Disclosure Statement was approved by the Bankruptcy Court on December 16, 1993, and was subsequently circulated to all holders of the Trust's senior indebtedness, Subordinated Notes and Shares of Beneficial Interest, together with ballots to accept or reject the Original Plan. The Trust obtained the requisite consents to the Original Plan in January 1994, and on January 24, 1994, the Bankruptcy Court entered an order confirming a modified plan of reorganization for the Trust (the "Plan"). On April 7, 1994, the Trust emerged from bankruptcy. Pursuant to the Plan, certain assets and liabilities were transferred to RPI and RPI's common stock was distributed to the holders of the Trust's outstanding subordinated indebtedness in full satisfaction of such holders' claims against the Trust. See "Part I - Note C - PRO FORMA FINANCIAL INFORMATION.".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Trust's Plan of Reorganization was approved on January 14, 1994, by the holders of the Shares of Beneficial Interest by the following vote:

         Shares Voted           Shares Voted               Shares
            "FOR"                "AGAINST"              "ABSTAINING"

          4,637,967               54,635                  7,730,606

ITEM 5.  OTHER INFORMATION

REIT STATUS

The Trust believes that it has operated, and expects that it will continue to operate, in such manner as to qualify for taxation as a real estate investment trust (a "REIT") under the Internal Revenue Code (the "Code"), but no assurance can be given that it will at all times so qualify. To qualify as a REIT, the Trust must satisfy various requirements under the Code, including requirements concerning the nature and composition of its income and assets. Generally, an entity can qualify as a REIT only if 95 percent of its gross income constitutes "qualifying income" as defined in Section 856 of the Code (the "95% Test"). Because more than 5% of the Trust's gross income during the taxable years ending June 30, 1992 (the "1992 Year") and June 30, 1993 (the "1993 Year"), consisted of income from an interest rate swap and because it is uncertain whether income derived from such interest rate swaps constitutes qualifying income, it is unclear whether the Trust satisfied the 95% Test for the 1992 Year and the 1993 Year. The Trust believes that such income should be treated as qualifying income for purposes of the 95% Test and has filed a request for a ruling from the Internal Revenue Service (the "IRS") to confirm that such treatment is appropriate. No assurance can be given, however, that the IRS will issue a favorable ruling.

In addition, in order to qualify as a REIT, the Trust must distribute at least 95% of its REIT taxable income. The Trust was prohibited from paying dividends to its shareholders by its senior debt agreements and during its Chapter 11 proceedings. Absent those restrictions, no dividends would have been paid because the Trust did not have taxable income.

So long as the Trust qualifies as a REIT and satisfies the 95% distribution requirement, the Trust will generally be taxable only on its undistributed taxable income. Distributions out of current or accumulated earnings and profits will be taxed to shareholders as ordinary income or capital gain, as the case may be. Distributions in excess of the Trust's accumulated and current earnings and profits will constitute a nontaxable return of capital to the shareholders (except insofar as such distributions exceed the cost basis of the Shares of Beneficial Interest), but will result in a corresponding reduction in the cost basis of the Shares of Beneficial Interest. The Trust will notify each shareholder of the proportion of distributions made during the taxable year which constitutes ordinary income, capital gain or a return of capital. Distributions by the Trust will normally not be eligible for the dividends received deduction for corporations. Should the Trust incur losses, shareholders will not be entitled to include such losses in their individual income tax returns.

If the Trust does not qualify as a REIT in any taxable year, it will be taxed as a corporation pursuant to Subchapter C of the Code. In determining its potential liability for tax as a corporation, the Trust believes, assuming it does not undergo an ownership change that would limit the use of net operating loss carryovers under Section 382 of the Code, that it would be able to utilize its net operating loss carryovers and other tax benefits to shelter itself from regular federal income taxation and, in substantial part, from alternative minimum taxation. However, if the Trust were to undergo an ownership change (other than an ownership change pursuant to a bankruptcy plan that meets the requirements of Section 382(l)(5) of the Code), the ability of the Trust to use its net operating loss carryforwards to offset income earned by the Trust after the ownership change would be severely limited, as would the Trust's ability to deduct losses recognized on certain sales of assets occurring after the ownership change. Accordingly, the Trust believes that, if it ceased to qualify as a REIT and became taxable as a regular corporation, it could incur substantial liability for federal income taxes in the event of an ownership change not meeting the requirements of Section 382(l)(5) of the Code.

If the Trust ceases to qualify as a REIT, funds available for distribution to shareholders would be reduced by the amount of any tax liability payable by the Trust to federal tax authorities. Such distributions, if any, would not be deductible by the Trust in computing its taxable income but would be eligible for the dividends received deduction for corporate shareholders to the extent paid out of the Trust's current and cumulative earnings and profits. In addition, unless entitled to relief under specific statutory provisions, the Trust would be ineligible for REIT status for the succeeding four taxable years.

The foregoing description is general in character. For a complete description, reference should be made to the pertinent Code sections and the Regulations issued thereunder.

TRANSFER RESTRICTIONS

In order to preserve the Trust's REIT status under the Code, there are certain restrictions on the transfer of Shares of Beneficial Interest, with such exceptions and pursuant to such procedures as are described in the Declaration of Trust. For the Trust to qualify as a REIT, not more than 50% in value of its outstanding Shares of Beneficial Interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year. The Shares of Beneficial Interest must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year, and certain other requirements as to assets, distributions and percentages of the Trust's gross income from particular activities must be met. The Declaration of Trust contains provisions prohibiting the ownership, directly or indirectly, by five or fewer individuals of more than 50% in value of the outstanding Shares of Beneficial Interest during the last half of the Trust's taxable year.

In order to avoid limitations on the use of the Trust's tax attributes, the Declaration of Trust generally prohibits the transfer of Shares of Beneficial Interest to any Person who is a holder of 5% or more of the Shares of Beneficial Interest or to any Person who would become a holder of 5% or more of the Shares of Beneficial Interest after giving effect to the transfer, directly or by attribution. "Person" for this purpose is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture or similar organization.

If a transfer violates this prohibition, either (i) the Shares of Beneficial Interest that were purported to be transferred in excess of the 5% limit will be deemed to remain the property of the initial transferor, or (ii) upon election by the Trust, such Shares of Beneficial Interest shall be transferred to an agent designated by the Trust, who will sell them in an arm's-length transaction, the proceeds of such sale to be allocated to the purported transferee up to (x) the amount paid by such transferee for such Shares of Beneficial Interest and (y) where the purported transfer was by gift inheritance or any similar transfer, the fair market value of such Shares of Beneficial Interest at the time of the purported transfer.

If the purported transferee has resold the Shares of Beneficial Interest to an unrelated party in an arm's-length transaction, the purported transferee will be deemed to have sold the Shares of Beneficial Interest as agent for the initial transferor, and will be required to transfer the proceeds of such sale to the agent designated by the Trust, except to the extent that the agent grants written permission to the purported transferee to retain a portion of the proceeds up to the amount that would have been payable to such transferee had the Shares of Beneficial Interest been sold by the agent rather than by the purported transferee.

The Declaration of Trust will further provide that the Trust may require, as a condition to the registration of the transfer of any Shares of Beneficial Interest, that the proposed transferee furnish to the Trust all information reasonably requested by the Trust with respect to the proposed transferee's direct or indirect ownership interests in Shares of Beneficial Interest.

The Board of Trustees of the Trust will have the power to preapprove transfers that would otherwise be prohibited under the foregoing provisions.

All certificates evidencing ownership of Shares of Beneficial Interest will bear a conspicuous legend referencing the transfer restrictions.

BOARD OF TRUSTEES

Pursuant to the Plan, immediately following consummation of the Plan, the Board of Trustees consisted only of Robert Ted Enloe III, Gene H. Bishop and Edward W. Rose III.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        None.

(b)     Reports on Form 8-K:

        The Registrant filed a report on Form 8-K dated January 7, 1994, to report that the Registrant, certain of the Registrant's senior secured lenders, the members of the Official Unsecured Creditors and the Official Committee of Equity Securities Holders executed a Stipulation and Agreement Suspending Plan Litigation setting forth an agreement in principle which would resolve certain potential disputes regarding the treatment of the senior secured lenders under the plan or reorganization of the Registrant.

        The Registrant filed a report on Form 8-K dated February 9, 1994, to report that on January 24, 1994, the Bankruptcy Court entered an order confirming a plan of reorganization for the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                          LIBERTE INVESTORS



Date:  May 12, 1994                By:    /s/ TED ENLOE
                                          Ted Enloe
                                          President and Chief Executive Officer


Date:  May 12, 1994                By:    /s/ B. A. BREEDING
                                          B. A. Breeding
                                          Senior Vice President - Control

                                INDEX TO EXHIBITS

The following is a list of all exhibits  filed as part of this Report:

Exhibit No.           Description
- - -----------           -----------

2.1 First Amended Disclosure Statement, dated December 14, 1993, of Liberte Investors. Incorporated herein by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10.

2.2 First Amended Plan of Reorganization, dated December 14, 1993, of Liberte Investors. Incorporated herein by reference to Exhibit 2.2 to Registrant's Registration Statement on Form 10.

2.3 Modification, dated January 19, 1994, of the First Amended Plan of Reorganization of Liberte Investors. Incorporated herein by reference to Exhibit 2.3 to Registrant's Registration Statement on Form 10.

2.4                   Confirmation  Order, dated January 24, 1994.  Incorporated
                      herein  by  reference  to  Exhibit  2.4  to   Registrant's
                      Registration Statement on Form 10.

2.5 Order Amending Confirmation Order, dated April 4, 1994, with Second Modification of the First Amended Plan of Reorganization of Liberte Investors. Incorporated herein by reference to Exhibit 2.5 to Registrant's Registration Statement on Form 10.

3.1 Articles of Incorporation of the Registrant (including Certificate of Designation, Preference, Rights and Limitations of the Series I Preferred Stock). Incorporated herein by reference to Exhibit 3.1 to Registrant's Proxy Statement, dated December 5, 1995.

3.2 By-Laws of the Registrant. Incorporated herein by reference to Exhibit 3.2 to Registrant's amendment No. 1 to Registrant's Form S-1 Registration Statement on Form S-11, as filed on October 30, 1995.

4.1 Stock Option Agreement, dated as of May 4, 1994, between the Registrant and Joseph M. Jacobs. Incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form 10.

4.2 Stock Option Agreement, dated as of May 4, 1994, between the Registrant and Robert Holtz. Incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form 10.

4.3 Stock Option Agreement, dated April 1, 1995, between the Registrant and Jay L. Maymudes. Incorporated herein by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-1, as filed on July 26, 1995.

10.1 Secured Credit Agreement, dated as of March 31, 1994, among the Registrant, the secured lenders listed in
                      Schedule I thereto and Shawmut Bank Connecticut, National Association, as administrative agent (including Pledge, Security and Custodial Agreements and Guaranty (and addenda thereto). Incorporated herein by reference to
                      Exhibit 10.1 to Registrant's Registration Statement on Form 10. *

10.2                  Collateral Agency  Agreement,  dated as of March 31, 1994.
                      Incorporated herein by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10. *

10.3                  Asset  Exchange  Agreement,  dated as of March  31,  1994, among the Registrant, ST Lending, Inc. and Lomas Management, Inc. Incorporated herein by reference to
                      Exhibit 10.3 to Registrant's Registration Statement on Form 10. *

10.4                  Master   Assignment   between  Liberte  Investors  and  ST
                      Lending,  Inc. Incorporated herein by reference to Exhibit
                      10.4 to Registrant's Registration Statement on Form 10. *

10.5                  Master  Assignment   between  Liberte  Investors  and  the
                      Registrant.  Incorporated  herein by  reference to Exhibit
                      10.5 to Registrant's Registration Statement on Form 10. *

10.6 Management Agreement between the Registrant and Concurrency Management Corp., dated as of May 4, 1994. Incorporated herein by reference to Exhibit 10.7 to Registrant's Registration statement on Form 10. *

10.7 Amendment to Management Agreement between the Registrant and Concurrency Management Corp., dated as of March 8, 1995. Incorporated herein by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. *

10.8 Form of Indemnification Agreement for officers and directors of the Registrant. Incorporated herein by reference to Exhibit 10.9 to Registrant's Registration Statement on Form 10. *

10.9 Assignment of Management Agreement between Concurrency Management Corp. and Wexford Management LLC, effective January 1, 1996.

21                    Subsidiaries and Sub-Partnership of the registrant.


* Incorporated by reference