Form 10-Q
period 1996-03-31
RESURGENCE PROPERTIES INC
filed 1996-05-15
CIK 929223

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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


                           c/o Wexford Management LLC
                   411 West Putnam Avenue, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [ X ]      No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 1, 1996, there were 10,000,000 shares of Common Stock, $0.01 par value, outstanding.
================================================================================

                           RESURGENCE PROPERTIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                        Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995

                        Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 1996 and 1995

                        Unaudited Consolidated Statement of Shareholders' Equity for the Three Months Ended March 31, 1996

                        Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995

                        Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
==========================================================================================
                                                                  March 31,   December 31,
                                                                     1996        1995
                                                                  ---------    ---------
ASSETS

OPERATING REAL ESTATE PROPERTIES:
      Land ....................................................   $  19,347    $  20,539
      Buildings and improvements ..............................      72,574       78,868
                                                                  ---------    ---------
                                                                     91,921       99,407
      Accumulated depreciation and amortization ...............      (4,533)      (4,337)
                                                                  ---------    ---------

               Operating real estate properties, net ..........      87,388       95,070

MORTGAGE LOANS ON REAL ESTATE:
      Earning .................................................      15,035       15,052
      Non-earning .............................................       6,913        7,162
                                                                  ---------    ---------
                                                                     21,948       22,214
      Allowance for possible losses ...........................      (5,295)      (5,295)
                                                                  ---------    ---------

      Mortgage loans on real estate, net ......................      16,653       16,919

CASH AND CASH EQUIVALENTS .....................................       9,438        8,818

ACCOUNTS RECEIVABLE (net of allowance
      for doubtful accounts of $246 and $196) .................       1,811        1,802

ASSETS HELD FOR SALE ..........................................      22,503       31,707

OTHER ASSETS ..................................................       1,301        1,547
                                                                  ---------    ---------

TOTAL ASSETS ..................................................   $ 139,094    $ 155,863
                                                                  =========    =========

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS -- Continued
(Dollars in thousands, except share and per share amounts)
==========================================================================================
                                                                  March 31,   December 31,
                                                                     1996        1995
                                                                  ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
      Senior debt .............................................   $  43,761    $  57,898
      Mortgage notes payable ..................................       5,702        8,134
      Real estate taxes .......................................       5,545        5,476
      Other liabilities .......................................       2,124        2,354
                                                                  ---------    ---------
               Total liabilities ..............................      57,132       73,862

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK ....................................         300          300

SHAREHOLDERS' EQUITY:
      Common stock, par value $.01; 50,000,000 shares
           authorized; 10,000,000 shares issued and outstanding         100          100
      Paid-in-capital .........................................     101,045      101,045
      Accumulated deficit .....................................     (19,483)     (19,444)
                                                                  ---------    ---------
               Total  shareholders' equity ....................      81,662       81,701
                                                                  ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................   $ 139,094    $ 155,863
                                                                  =========    =========

            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
=====================================================================================
                                                                 For the three months
                                                                    ended March 31,
                                                                 --------------------
                                                                   1996        1995
                                                                  -------    -------
REVENUES:
      Minimum rents ...........................................   $ 3,989    $ 4,132
      Recoveries from tenants .................................       846        995
      Mortgage loan interest ..................................       445        646
      Investment income .......................................        95        218
      Net gain (loss) from asset dispositions .................       975       (214)
      Other ...................................................        86         92
                                                                  -------    -------
               Total revenues .................................     6,436      5,869
                                                                  -------    -------
EXPENSES:
      Property operations .....................................     1,904      2,027
      Interest expense ........................................     1,112      1,725
      Non-income producing assets .............................       382        622
      Management fees .........................................       512        512
      General and administrative ..............................       186        167
      Depreciation and amortization ...........................       777        814
      Write-downs for impairment of value .....................     1,709       --
                                                                  -------    -------
               Total expenses .................................     6,582      5,867
                                                                  -------    -------
(LOSS) INCOME BEFORE INCOME TAXES AND
       EXTRAORDINARY GAIN .....................................      (146)         2

      Income Taxes ............................................      --         --
                                                                  -------    -------

(LOSS) INCOME BEFORE EXTRAORDINARY GAIN .......................      (146)         2

      Extraordinary Gain ......................................       114        240
                                                                  -------    -------

NET (LOSS) INCOME .............................................   $   (32)   $   242
                                                                  =======    =======

(LOSS) INCOME PER COMMON SHARE (10,000,000 shares outstanding):

(LOSS) INCOME BEFORE EXTRAORDINARY GAIN .......................   $ (0.01)   $  0.00

EXTRAORDINARY GAIN ............................................      0.01       0.02
                                                                  -------    -------

NET (LOSS) INCOME .............................................   $  0.00    $  0.02
                                                                  =======    =======
            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 1996
(Dollars in thousands, except share amounts)
=====================================================================================================================

                                          COMMON STOCK
                                  ----------------------------        PAID - IN         ACCUMULATED
                                    SHARES            AMOUNT           CAPITAL            DEFICIT            TOTAL
                                  ----------        ----------        ----------        ----------         ----------
Balance, December 31, 1995        10,000,000        $      100        $  101,045        $  (19,444)        $   81,701

Preferred stock dividends               --                --                --                  (7)                (7)

Net loss .................              --                --                --                 (32)               (32)
                                  ----------        ----------        ----------        ----------         ----------

Balance, March 31, 1996 ..        10,000,000        $      100        $  101,045        $  (19,483)        $   81,662
                                  ==========        ==========        ==========        ==========         ==========



            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
=========================================================================================
                                                                     For the Three Months
                                                                        ended March 31,
                                                                     --------------------
                                                                       1996        1995
                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ................................................   $    (32)   $    242
Adjustments to reconcile net (loss) income to net cash provided by
     (used for) operating activities:
     Depreciation and amortization:
         Operating real estate properties ........................        714         793
         Other assets ............................................         63          21
     Net (gain) loss from asset dispositions .....................       (975)        214
     Extraordinary gain ..........................................       (114)       (240)
     Write-down for impairment of value ..........................      1,709        --
     Straight line adjustment for stepped rentals ................        (13)         63
     Net changes in assets and liabilities .......................        (33)     (1,486)
                                                                     --------    --------

         Net cash provided by (used for) operating activities ....      1,319        (393)
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sales of assets ...........................     16,930       2,016
     Net collections on mortgage loans ...........................        266         529
     Improvements to operating properties ........................       (634)       (439)
     Acquisitions ................................................       (800)     (9,532)
                                                                     --------    --------

         Net cash provided by (used for) investing activities ....     15,762      (7,426)
                                                                     --------    --------

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued
(Dollars in thousands)
=========================================================================================
                                                                     For the Three Months
                                                                        ended March 31,
                                                                     --------------------
                                                                       1996        1995
                                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior debt repayments, net .................................    (10,200)     (1,570)
     Mortgage loan repayments ....................................     (2,432)         (8)
     Preferred stock dividends ...................................         (7)         (7)
     Purchase of interest in senior debt .........................     (3,822)     (2,079)
                                                                     --------    --------

         Net cash used for financing activities ..................    (16,461)     (3,664)
                                                                     --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............        620     (11,483)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................      8,818      26,877
                                                                     --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................   $  9,438    $ 15,394
                                                                     ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest ......................................   $  1,141    $  2,675
                                                                     ========    ========

            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
- --------------------------------------------------------------------------------

A.       ORGANIZATION AND ACCOUNTING POLICIES

         Resurgence Properties Inc. and its subsidiaries and sub-partnership (the "Company") is engaged in diversified real estate activities, including the ownership, operation and management of retail, office, industrial/warehouse and multi-family real estate, and investments in mortgage loans on real estate. The Company was incorporated on March 25, 1994 and began its operations on April 7, 1994, when the Company succeeded to most of the assets of Liberte Investors ("Liberte") upon consummation of Liberte's bankruptcy plan ("The Plan of Reorganization"). The Company is managed and administered by Wexford Management LLC ("Wexford").

         The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Company's annual report on Form 10-K for the year ended December 31, 1995, which is herein incorporated by reference. Consequently, information with respect to the organization, significant accounting policies and other required disclosures are contained therein.

         The interim financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of such financial information have been included.

         The December 31, 1995 year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

         The Company has approximately $9.4 million of net operating loss carry-forwards ("NOL") available for U.S. income tax purposes expiring in years through 2008. The Company has provided a valuation allowance to offset the full amount of the net deferred tax assets arising from book and tax differences including those from the NOL's.

         Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). The Company adopted SFAS No. 121 for the fiscal year beginning January 1, 1996.

         Under SFAS No. 121 the initial test to determine if impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value.

         Upon implementation of SFAS No. 121, certain of the Company's assets held for sale have been written down to their estimated fair values, while others remain at depreciated cost. Thus, the net carrying value of the Company's asset portfolio may differ materially from its fair value. However, the write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of the balance sheet date. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimates and the variances may be material. The Company may provide additional losses in subsequent periods if the real estate market or local economic conditions change and such write-downs could be material.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

B.       OPERATING REAL ESTATE ASSETS

         In January 1996, the Company acquired a vacant 43,000 square foot building, located in Southern Plaza Shopping Center, for $800.

C.       ASSETS HELD FOR SALE

         For the quarter ended March 31, 1996, the Company sold Barrington Hills, Olympia Corners, Pike Plaza and the Fort Smith Quarry mortgage loan and various land assets for net proceeds of approximately $3,738, $5,703, $771, $6,191 and $527, respectively. These sales resulted in a net gain of $975, inclusive of closing costs.

D.       SENIOR DEBT

         In February 1996, the Company purchased a participating interest in the Senior Debt in the principal amount of $3,936 for $3,822 and recognized an extraordinary gain of $114.

E.       MORTGAGE NOTES PAYABLE

         In January 1996, the Company sold Barrington Hills and repaid the mortgage in full.

F.       WRITE-DOWNS FOR IMPAIRMENT OF VALUE AND LOAN LOSSES

         During the first quarter of 1996 the Company recorded write-downs for impairment of value on certain assets held for sale totaling $1,709. No write-downs were recorded for the quarter ended March 31, 1995.

         No independent appraisal of these assets has been obtained or is contemplated. Since the determination of fair value is based on future economic events which are inherently subjective, the amounts ultimately realized may differ materially from the carrying values as of the balance sheet date.

         A discussion of the specific circumstances regarding the write-downs recorded during the first quarter of 1996 is as follows (this discussion excludes changes in net carrying values resulting from capital improvements, sales, pay downs or depreciation):

         Assets Held for Sale

         Bayshore Club Apartments, located in Naples, Florida, is a two story, 200 unit apartment complex comprising 165,600 square feet in 16 buildings that was constructed in 1976 and renovated in 1991 and is situated on 32.27 acres of land. The net carrying value of the property was $5,640 as of December 31, 1995. In March 1996, the Company entered into a contract for sale of the property for $5,350. Due to a subsequent decline in the standard of living in the neighborhood, additions to the number of garden apartment units in the marketplace and the inability to reverse the decline in occupancy at the property, it was necessary to negotiate an amendment to the contract reducing the sale price to $4,400, including closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of March 31, 1996 and a write-down of $1,197 was recorded during the first quarter of 1996.

         Shoppes at Cloverplace, located in Palm Harbor, Florida, is a 54,063 square foot strip shopping center, built in 1986 and is situated on
         7.06 acres of land. The net carrying value of the property was $2,805 as of December 31, 1995. During March of 1996, the Company entered into a contract to sell the property for $2,500, including closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of March 31, 1996 and a write-down of $297 was recorded during the first quarter of 1996.

         Southridge Plaza, located in Denton, Texas, is a 26,014 square foot strip shopping center that was constructed in 1988 and is situated on
         3.53 acres of land. The net carrying value of the property was $3,065 as of December 31, 1995. During the first quarter of 1996, the Company entered into a contract to sell the property for $2,850, including closing costs. Accordingly, a write-down of $215 was recorded during the first quarter of 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section includes a discussion and analysis of the results of the Company for the quarter ended March 31, 1996.

Results of Operations - General

          The Company's current objective is to maximize shareholder value through (i) actively managing its real estate and mortgage portfolio to optimize both cash flow and capital appreciation, (ii) selectively disposing of certain assets and (iii) acquiring interests in real property and mortgages offering superior profit potential. The Company believes that the market price of the Common Stock is trading at prices below market value of the Company's assets net of its liabilities. Accordingly, the Company has undertaken an analysis of its operating and financial activities to consider alternative strategies that, consistent with the objective of maximizing long-term shareholder value, will increase the market price of the Common Stock. Strategies that the Company may pursue would include, but would not be limited to, changes in the composition of the Company's asset portfolio, business combinations, the disposition of significant portions of the Company's assets, the sale of the Company or the liquidation of the Company.

          The Company has disposed of a significant portion of its portfolio acquired under the plan of reorganization of Liberte Investors. The future performance of the Company's portfolio of assets will be subject to prevailing economic conditions and to financial, business and other factors, including the future performance of the real estate market, the availability of financing to prospective asset purchasers and to other factors beyond the Company's control. For these reasons, the results of the Company's operations from period to period may not be comparable.

          Inflation is not expected to have a material impact on the Company's results of operations or financial position.

Three Months Ended March 31, 1996 Compared To Three Months Ended March 31, 1995

              For the three months ended March 31, 1996, revenues related to the operations of the Company's operating properties decreased to $4,835,000 from $5,127,000 for the same period in the prior year, primarily as a result of the disposition of four operating properties (one in September 1995, one in January 1996, one in February 1996 and one in March 1996) partially offset by the acquisition of an operating property in February 1995. For the same period, property operating expenses decreased to $1,904,000 from $2,027,000 in the prior year, primarily as a result of a real estate tax refund at Harbor Bay. Also, a portion of the Harbor Bay operating expenses became the responsibility of the tenant upon their occupancy in May 1995, thus reducing expenses in the current period. The reduction in operating expenses resulting from the disposition of the four operating properties was almost entirely offset by an increase due to the acquisition of an operating property. Exclusive of revenues and expenses related to the four properties sold and one property acquired, operating revenue and expenses for the three months ended March 31, 1996 were $3,974,000 and $1,447,000 compared to $4,091,000 and $1,593,000 for the same period in the prior year. Depreciation and amortization for the three months ended March 31, 1996 and 1995, amounted to $777,000 and $814,000, respectively. The decrease in depreciation and amortization is a result of the disposition of the four operating properties as mentioned above and write-downs of operating properties in the latter part of 1995.

         Mortgage loan interest, primarily generated from earning loans, decreased to $445,000 for the three months ended March 31, 1996 from $646,000 for the same period in the prior year, primarily as a result of mortgage loan pay offs during the latter part of 1995 and the sale of a mortgage in January 1996.

         Investment income decreased to $95,000 for the three months ended March 31, 1996 from $218,000 for the same period in the prior year, primarily due to a lower amount of cash available for investment for the three months ended March 31, 1996.

         Interest expense decreased to $1,112,000 for the three months ended March 31, 1996 from $1,725,000 for the same period in the prior year, primarily due to the reduction in the outstanding balance of the Senior Debt resulting from the recent purchases and quarterly amortization payments and the payoff of the Barrington Hills mortgage payable.

         Expenses related to non-income producing assets decreased to $382,000 for the three months ended March 31, 1996 from $622,000 for the same period in the prior year, primarily as a result of asset sales. Expenses related to non-income producing assets consisted primarily of real estate taxes. Such expenses will decrease in the future to the extent that such assets are sold. However, to the extent the Company forecloses on additional mortgage loans, expenses related to assets held for sale would increase.

         General and administrative expenses, which primarily consists of insurance, consulting, legal and accounting fees, increased to $186,000 for the three months ended March 31, 1996 from $167,000 for the same period in the prior year primarily due to an increase in accounting fees and secured debt administration costs which is partially offset by a decrease in consulting fees.

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS No. 121"). The Company adopted SFAS No. 121 for the fiscal year beginning January 1, 1996. See Note A to the consolidated financial statements.

         In accordance with SFAS No. 121, the Company monitors the value of its assets on a continuous basis to ascertain if impairment exists, based on current information available to the Company. During the first quarter of 1996 the Company recorded write-downs for impairment of $1,709,000 relating to the impairment of value of certain assets held for sale. No write-downs were recorded for the quarter ended March 31, 1995. No independent appraisal of these assets has occurred or is contemplated. See footnote F to the consolidated financial statements for a discussion of the specific circumstances regarding the write-downs recorded during the first quarter of 1996.

         In connection with the Company's purchases of interests in the Senior Debt, as discussed below, during the three months ended March 31, 1996 and 1995, the Company recorded extraordinary gains of $114,000 and $240,000 respectively.

Capital Expenditures

         Capital expenditures for the three months ended March 31, 1996 were $634,000. For the three months ended March 31, 1996, approximately $492,000 related to tenant improvements and the balance of the expenditures was for normal property improvements. The source of funds for such capital expenditures were from cash generated from rents, interest received on mortgage loans, proceeds from the sale of assets and principal repayments on its mortgage loans.

Liquidity and Capital Resources

         For the three months ended March 31,  1996,  cash and cash  equivalents increased by $620,000. $1,319,000 was provided by operating activities, $15,762,000 was provided by investing activities and $16,461,000 was used for financing activities. Cash provided by investing activities consisted primarily of net proceeds from asset sales of $16,930,000 and net collections on mortgage loans of $266,000 partially offset by improvements to the operating properties of $634,000 and the purchase of a building for $800,000. Cash used for financing activities consisted primarily of net Senior Debt repayments of $10,200,000, mortgage repayments of $2,432,000 and the purchase of an interest in the Senior Debt of $3,822,000.

         During the quarter ended March 31, 1996, the Company sold Barrington Hills, Olympia Corners, Pike Plaza and the Fort Smith Quarry mortgage loan and various land assets for net proceeds of approximately $3,738,000, $5,703,000, $771,000, $6,191,000 and $527,000, respectively. These sales resulted in a net gain of $975,000, inclusive of closing costs.

         In connection with Liberte's Plan of Reorganization, the Company assumed Liberte's then outstanding debt under Liberte's credit agreements which was restructured pursuant to the Credit Agreement, the Company's sole credit facility. The Credit Agreement has no provision for the extension of additional credit and the Company, at present, believes that available cash, existing cash flow from operations and the proceeds from sales of properties and mortgage repayments are sufficient to satisfy the Company's foreseeable cash requirements (principally scheduled debt maturities and amortization, capital expenditures and other assumed liabilities inclusive of real estate taxes) and, when combined with the Company's ability to leverage new investments, should be sufficient to finance such new investments.

         As of March 31, 1996, the Senior Debt under the Credit Agreement was approximately $43,761,000. This is net of $14,315,000 which the Company acquired through March 31, 1996.

                           PART II - OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K:

                    (a)   Not applicable.

                    (b) None. The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Resurgence Properties Inc.



Date: May 15, 1996                 By: /s/ Joseph M. Jacobs
                                      ---------------------
                                         Joseph M. Jacobs
                                         Chief Executive Officer and President
                                         (Duly Authorized Officer)




Date: May 15, 1996                 By: /s/ Jay L. Maymudes
                                      --------------------
                                        Jay L. Maymudes
                                        Chief Financial Officer, Vice President
                                        and Secretary (Principal Financial and
                                        Accounting Officer and Duly Authorized
                                        Officer)