Form 10-Q
period 1996-06-30
RESURGENCE PROPERTIES INC
filed 1996-08-14
CIK 929223

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

                 For the quarterly period ended June 30, 1996

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

As of August 1, 1996, there were 10,000,000 shares of Common Stock, $0.01 par value, outstanding.
================================================================================

                           RESURGENCE PROPERTIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                        Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995

                        Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 1996 and 1995 and for the Six Months Ended June 30, 1996 and 1995

                        Unaudited Consolidated Statement of Shareholders' Equity for the Six Months Ended June 30, 1996

                        Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995

                        Notes to Unaudited Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

                                                                  June 30,     December 31,
                                                                    1996          1995
                                                                  ---------    ---------
ASSETS

OPERATING REAL ESTATE PROPERTIES:
      Land ....................................................   $  16,236    $  20,539
      Buildings and improvements ..............................      62,243       78,868
                                                                  ---------    ---------
                                                                     78,479       99,407
      Accumulated depreciation and amortization ...............      (4,372)      (4,337)
                                                                  ---------    ---------

               Operating real estate properties, net ..........      74,107       95,070

MORTGAGE LOANS ON REAL ESTATE:
      Earning .................................................        --         15,052
      Non-earning .............................................       5,640        7,162
                                                                  ---------    ---------
                                                                      5,640       22,214
      Allowance for possible losses ...........................      (3,810)      (5,295)
                                                                  ---------    ---------

      Mortgage loans on real estate, net ......................       1,830       16,919

CASH AND CASH EQUIVALENTS .....................................      28,979        8,818

ACCOUNTS RECEIVABLE (net of allowance
      for doubtful accounts of $154 and $196) .................       1,432        1,802

ASSETS HELD FOR SALE ..........................................      29,171       31,707

OTHER ASSETS ..................................................       1,610        1,547
                                                                  ---------    ---------

TOTAL ASSETS ..................................................   $ 137,129    $ 155,863
                                                                  =========    =========

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in thousands, except share and per share amounts)

                                                                  June 30,     December 31,
                                                                    1996          1995
                                                                  ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
      Senior debt .............................................   $  38,402    $  57,898
      Mortgage notes payable ..................................       5,569        8,134
      Real estate taxes .......................................       5,608        5,476
      Other liabilities .......................................       1,299        2,354
                                                                  ---------    ---------
               Total liabilities ..............................      50,878       73,862

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK ....................................         300          300

SHAREHOLDERS' EQUITY:
      Common stock, par value $.01; 50,000,000 shares
           authorized; 10,000,000 shares issued and outstanding         100          100
      Paid-in-capital .........................................     101,045      101,045
      Accumulated deficit .....................................     (15,194)     (19,444)
                                                                  ---------    ---------
               Total  shareholders' equity ....................      85,951       81,701
                                                                  ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................   $ 137,129    $ 155,863
                                                                  =========    =========

See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

                                                                           For the three months                For the six months
                                                                              ended June 30,                      ended June 30,
                                                                          1996             1995              1996             1995
                                                                      --------          --------          --------         --------
REVENUES:
      Minimum rents .........................................         $  3,625          $  4,255          $  7,614         $  8,387
      Recoveries from tenants ...............................              606               847             1,452            1,842
      Mortgage loan interest ................................            4,109               538             4,554            1,184
      Investment income .....................................              216               166               311              384
      Net gain (loss) from asset dispositions ...............              (12)              272               963               58
      Other .................................................               82                79               168              171
                                                                      --------          --------          --------         --------
               Total revenues ...............................            8,626             6,157            15,062           12,026
                                                                      --------          --------          --------         --------

EXPENSES:
      Property operations ...................................            1,621             2,107             3,525            4,134
      Interest expense ......................................            1,007             1,721             2,119            3,446
      Non-income producing assets ...........................              299               315               681              937
      Management fees .......................................              513               513             1,025            1,025
      General and administrative ............................              160               279               346              446
      Depreciation and amortization .........................              776               849             1,553            1,663
      Write-downs for impairment of value ...................             --               3,000             1,709            3,000
                                                                      --------          --------          --------         --------
               Total expenses ...............................            4,376             8,784            10,958           14,651
                                                                      --------          --------          --------         --------

INCOME (LOSS) BEFORE INCOME TAXES AND
       EXTRAORDINARY GAIN ...................................            4,250            (2,627)            4,104           (2,625)

      Income Taxes ..........................................             --                --                --               --
                                                                      --------          --------          --------         --------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN .....................            4,250            (2,627)            4,104           (2,625)

      Extraordinary Gain ....................................               46               349               160              589
                                                                      --------          --------          --------         --------
NET INCOME (LOSS) ...........................................         $  4,296          $ (2,278)         $  4,264         $ (2,036)
                                                                      ========          ========          ========         ========


INCOME (LOSS) PER COMMON SHARE
      (10,000,000 shares outstanding):

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN .....................         $   0.43          $  (0.26)         $   0.41         $  (0.26)

EXTRAORDINARY GAIN ..........................................             --                0.03              0.02             0.06
                                                                      --------          --------          --------         --------
NET INCOME (LOSS) ...........................................         $   0.43          $  (0.23)         $   0.43         $  (0.20)
                                                                      ========          ========          ========         ========

See notes to unaudited consolidated financial statements.

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY For the Six Months Ended June 30, 1996 (Dollars in thousands, except share amounts)

                                                         COMMON STOCK                 PAID - IN       ACCUMULATED
                                                  SHARES             AMOUNT            CAPITAL          DEFICIT             TOTAL
                                                  ------             ------            -------          -------             -----
Balance, December 31, 1995 .............        10,000,000        $      100        $  101,045        $  (19,444)        $   81,701

Preferred stock dividends ..............              --                --                --                 (14)               (14)

Net income .............................              --                --                --               4,264              4,264
                                                ----------        ----------        ----------        ----------         ----------
Balance, June 30, 1996 .................        10,000,000        $      100        $  101,045        $  (15,194)        $   85,951
                                                ==========        ==========        ==========        ==========         ==========

See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                       For the Six Months
                                                                         ended June 30,
                                                                       1996       1995
                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................   $  4,264    $ (2,036)
Adjustments to reconcile net income (loss) to net cash provided by
     (used for) operating activities:
     Depreciation and amortization:
         Operating real estate properties ........................      1,392       1,611
         Other assets ............................................        161          52
     Net gain from asset dispositions ............................       (963)        (58)
     Extraordinary gain ..........................................       (160)       (589)
     Write-downs for impairment of value .........................      1,709       3,000
     Straight line adjustment for stepped rentals ................         26        (144)
     Net changes in assets and liabilities .......................       (919)     (2,133)
                                                                     --------    --------

         Net cash provided by (used for) operating activities ....      5,510        (297)
                                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sales of assets ...........................     24,511       3,205
     Net collections on mortgage loans ...........................     14,050       2,274
     Improvements to operating properties ........................     (1,199)       (874)
     Property acquisitions .......................................       (800)     (9,532)
                                                                     --------    --------

         Net cash provided by (used for) investing activities ....     36,562      (4,927)
                                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior debt repayments, net .................................    (11,420)     (3,007)
     Mortgage loan repayments ....................................     (2,565)        (17)
     Preferred stock dividends ...................................        (14)        (14)
     Purchase of interest in senior debt .........................     (7,912)     (8,009)
                                                                     --------    --------
         Net cash used for financing activities ..................    (21,911)    (11,047)
                                                                     --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............     20,161     (16,271)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................      8,818      26,877
                                                                     --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................   $ 28,979    $ 10,606
                                                                     ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest ......................................   $  2,167    $  4,462
                                                                     ========    ========

See notes to unaudited consolidated financial statements.

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

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share. As of June 30, 1996 there was no effect on net income or earnings per share arising from stock based compensation.

B.       MORTGAGE LOANS ON REAL ESTATE

         The Jersey Property Corp. ("JPC") mortgages are a pool of first mortgage loans secured by seven industrial buildings located in New Jersey. During the second quarter of 1996, the Company collected $17,513 as payment in full for the mortgages which resulted in the recognition of $3,864 of interest income which was contingent under the terms of the forebearance agreement between JPC and the borrower.

C.       ASSETS HELD FOR SALE

         ABCO Plaza, located in Phoenix, Arizona, is a 120,864 square foot strip shopping center, built in 1988 and is situated on 15.36 acres of land.

         The net carrying value as of June 30, 1996 was $5,405. During the second quarter of 1996, the Company entered into a contract to sell the property for $6,700. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of June 30, 1996.

         Cimarron Plaza, located in Bedford, Texas, is a 101,866 square foot strip shopping center, built in 1983 and renovated in 1992 and is situated on 9.96 acres of land. The net carrying value as of June 30, 1996 was $7,743. During the second quarter of 1996, the Company entered into a contract to sell the property for $8,385. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of June 30, 1996.

         Bird of Paradise was a first mortgage loan secured by 13 acres of residential land located in Ventura, California. This mortgage was foreclosed upon during the second quarter of 1996. The undeveloped land which the Company took title to as a result of the foreclosure was reclassified on the consolidated balance sheet to an asset held for sale as of June 30, 1996 at the same carrying value ($525) as the non-earning mortgage loan prior to the foreclosure.

         Texas Waggoner Corporation is a first mortgage loan secured by a 11,306 square foot community shopping center located in Fort Worth, Texas. The net carrying value as of June 30, 1996 was $513. During the second quarter of 1996, the Company entered into a contract to settle the mortgage at a discount from its contractual balance. Accordingly, the mortgage loan was reclassified on the consolidated balance sheet from an earning mortgage loan to an asset held for sale as of June 30, 1996. Subsequently, the mortgage was paid in full in July 1996 for net proceeds of $675.

         During the three months ended June 30, 1996, the Company sold Copper Creek Apartments and Shoppes at Cloverplace and various land assets for net proceeds of approximately $3,717, $2,547 and $1,313, respectively. These sales resulted in a net loss of $10, inclusive of closing costs.

D.       SENIOR DEBT

         In June 1996, the Company purchased an additional participating interest in the Senior Debt in the principal amount of $4,139 for $4,093 and recognized an extraordinary gain of $46 in connection therewith. In July 1996, the Company prepaid $11,376 of its Senior Debt then outstanding. The net principal balance outstanding after such prepayment was approximately $27,025.

E.       WRITE-DOWNS FOR IMPAIRMENT OF VALUE AND LOAN LOSSES

         No write-downs were recorded during the quarter ended June 30, 1996. During the first quarter of 1996 the Company recorded write-downs for impairment of value on certain assets held for sale totaling $1,709. During the quarter ended June 30, 1995, the Company recorded write-downs for impairment of value on operating real estate properties of $573 and certain assets held for sale of $2,427, totaling $3,000 for the quarter ended June 30, 1995. No write-downs were recorded during the first quarter of 1995.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section includes a discussion and analysis of the results of the Company for the quarter ended June 30, 1996.

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

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995 and Three Months Ended June 30, 1996 Compared To Three Months Ended June 30, 1995

          For the six months ended June 30, 1996, revenues related to the operations of the Company's operating properties decreased to $9,066,000 from $10,229,000 for the same period in the prior year, primarily as a result of the disposition of six operating properties (one in September 1995, one in January 1996, one in February 1996, one in March 1996, one in April 1996 and one in June
1996) partially offset by the acquisition of an operating property in February 1995. For the same period, property operating expenses decreased to $3,525,000 from $4,134,000 in the prior year, primarily as a result of the six dispositions and partially offset by the acquisition of one property as mentioned above. Exclusive of revenues and expenses related to the six properties sold and one acquired, operating revenue and expenses for the six months ended June 30, 1996 were $7,108,000 and $4,615,000, respectively, compared to $7,225,000 and $4,669,000, respectively, for the same period in the prior year. Depreciation and amortization for the six months ended June 30, 1996 and 1995, amounted to $1,553,000 and $1,663,000, respectively. The decrease in depreciation and amortization is a result of the disposition of the six operating properties as mentioned above and write-downs of operating properties in the latter part of 1995.

          For the three months ended June 30, 1996, revenues related to the operations of the Company's operating properties decreased to $4,231,000 from $5,102,000 for the same period in the prior year, primarily as a result of the disposition of six operating properties as discussed above. For the same period, property operating expenses decreased to $1,621,000 from $2,107,000 in the prior year, primarily as a result of the disposition of six operating properties as discussed above. Exclusive of revenues and expenses related to the six properties sold, operating revenue and expenses for the three months ended June 30, 1996 were $3,530,000 and $1,267,000, respectively, compared to $3,501,000 and $1,243,000, respectively, for the same period in the prior year. Depreciation and amortization for the three months ended June 30, 1996 and 1995, amounted to $776,000 and $849,000, respectively. The decrease in depreciation and amortization is a result of the disposition of the six operating properties as mentioned above and write-downs of operating properties in the latter part of 1995.

         Mortgage loan interest, primarily generated from earning loans increased to $4,554,000 for the six months ended June 30, 1996 from $1,184,000 for the same period in the prior year. For the three months ended June 30, 1996, mortgage loan interest increased to $4,109,000 from $538,000 for the same period in the prior year. The increase for the six months ended and three months ended June 30, 1996 are primarily due to the payoff of the JPC mortgages during the second quarter of 1996 which resulted in the recognition of contingent interest income of $3,864,000. This increase was slightly offset by the reduction in mortgage loan interest as a result of mortgage loan payoffs during the latter part of 1995 and the sale of a mortgage loan in January 1996.

         Investment income decreased to $311,000 for the six months ended June 30, 1996 from $384,000 for the same period in the prior year, due to a larger amount of cash available for investment during the first six months of 1995 as compared to the same period in 1996. Investment income increased to $216,000 for the three months ended June 30, 1996 from $166,000 for the same period in the prior year, due to a larger amount of cash available for investment during the three months ended June 30, 1996 as compared to the same period in 1995.

         Interest expense decreased to $2,119,000 for the six months ended June 30, 1996 from $3,446,000 for the same period in the prior year and to $1,007,000 for the three months ended June 30, 1996 from $1,721,000 for the same period in the prior year, primarily due to the reduction in the outstanding balance of the Senior Debt resulting from the recent purchases and quarterly amortization payments and the payoff of the Barrington Hills mortgage in January 1996.

         Expenses related to non-income producing assets decreased to $681,000 for the six months ended June 30, 1996 from $937,000 for the same period in the prior year and to $299,000 for the three months ended June 30, 1996 from $315,000 for the same period in the prior year, primarily as a result of asset sales. Expenses related to non-income producing assets consisted primarily of real estate taxes. Such expenses will decrease in the future to the extent that such assets are sold. However, to the extent the Company forecloses on the remaining mortgage loans, expenses related to assets held for sale may increase.

         General and administrative expenses, which primarily consists of insurance, consulting, legal and accounting fees, decreased to $346,000 for the six months ended June 30, 1996 from $446,000 for the same period in the prior year and decreased to $160,000 for the three months ended June 30, 1996 from $279,000 for the same period in the prior year primarily due to a decrease in legal and consulting fees.

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS No. 121"). The Company adopted SFAS No. 121 for the fiscal year beginning January 1, 1996. See Note A to the consolidated financial statements.

         In accordance with SFAS No. 121, the Company monitors the value of its assets on a continuous basis to ascertain if impairment exists, based on current information available to the Company. During the first quarter of 1996 the Company recorded write-downs for impairment of value on certain assets held for sale totaling $1,709,000. During the quarter ended June 30, 1995, the Company recorded write-downs for impairment of value on operating real estate properties of $573,000 and certain assets held for sale of $2,427,000, totaling $3,000,000 for the quarter ended June 30, 1995. No write-downs were recorded during the first quarter of 1995.

         In connection with the Company's purchases of interests in the Senior Debt, as discussed below, for the six months ended June 30, 1996 and 1995, the Company recorded extraordinary gains of $160,000 and $589,000, respectively, and for the three months ended June 30, 1996 and 1995, the Company recorded extraordinary gains of $46,000 and $349,000, respectively.

Capital Expenditures

         Capital expenditures for the six months ended June 30, 1996 were $1,199,000 of which approximately $902,000 related to tenant improvements and the balance was for normal property improvements. The source of funds for such capital expenditures were from cash generated from rents, interest received on mortgage loans, proceeds from the sale of assets and principal repayments on its mortgage loans.

Liquidity and Capital Resources

         For the six months ended June 30, 1996, cash and cash equivalents increased by $20,161,000. $5,510,000 was provided by operating activities, $36,562,000 was provided by investing activities and $21,911,000 was used for financing activities. Cash provided by investing activities consisted primarily of net proceeds from asset sales of $24,511,000 and net collections on mortgage loans of $14,050,000 partially offset by improvements to the operating properties of $1,199,000 and the purchase of a building for $800,000. Cash used for financing activities consisted primarily of net Senior Debt repayments of $11,420,000, mortgage repayments of $2,565,000 and purchases of interest's in the Senior Debt of $7,912,000.

         During the six months ended June 30, 1996, the Company sold Barrington Hills, Copper Creek Apartments, Olympia Corners, Pike Plaza, Shoppes at Cloverplace and the Fort Smith Quarry mortgage loan and various land assets for net proceeds of approximately $24,511,000. These sales resulted in a net gain of $965,000, after deducting closing costs.

         During the second quarter of 1996, the JPC mortgage loan was paid in full for net proceeds of $17,513,000 which included $3,864,000 of interest income which was contingent under the terms of the forebearance agreement between JPC and the borrower.

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

         As of June 30, 1996, the Senior Debt under the Credit Agreement was approximately $38,402,000. This is net of $18,055,000 which the Company has acquired through June 30, 1996. In July 1996, the Company prepaid $11,376,000 of it's Senior Debt then outstanding. The net principal balance outstanding after such prepayment was approximately $27,025,000. The source of funds for such prepayment were from cash generated from rents, interest received on mortgage loans, proceeds from the sale of assets and principal repayments on its mortagage loans.

         In August 1996, the Company executed documents settling in full, a suit the Company instituted against a former tenant at Harbor Bay for default of their lease obligations. Based on the terms of the settlement the Company expects to receive in September 1996, net proceeds of approximately $920,000.

                           PART II - OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K:

                    (a)   Not applicable.

                    (b) None. The Company was not required to file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Resurgence Properties Inc.



Date: August 14, 1996                By: /s/ Joseph M. Jacobs
                                           ---------------------
                                         Joseph M. Jacobs
                                         Chief Executive Officer and President
                                         (Duly Authorized Officer)




Date: August 14, 1996                By: /s/ Jay L. Maymudes
                                           --------------------
                                         Jay L. Maymudes
                                         Chief Financial Officer, Vice President
                                         and Secretary (Principal Financial and
                                         Accounting Officer and Duly Authorized
                                         Officer)