Form 10-Q
period 1996-09-30
RESURGENCE PROPERTIES INC
filed 1996-11-14
CIK 929223

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

                 For the quarterly period ended September 30, 1996

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

As of November 1, 1996, there were 10,000,000 shares of Common Stock, $0.01 par value, outstanding.
================================================================================

                           RESURGENCE PROPERTIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                       Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995

                       Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 1996 and 1995 and for the Nine Months Ended September 30, 1996 and 1995

                       Unaudited Consolidated Statement of Shareholders' Equity for the Nine Months Ended September 30, 1996

                       Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995

                        Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

                                                                                          September 30,          December 31,
                                                                                              1996                  1995
                                                                                           ---------             ---------
ASSETS

OPERATING REAL ESTATE PROPERTIES:
      Land .....................................................................           $  15,834             $  20,539
      Buildings and improvements ...............................................              60,854                78,868
                                                                                           ---------             ---------
                                                                                              76,688                99,407
      Accumulated depreciation and amortization ................................              (4,878)               (4,337)
                                                                                           ---------             ---------

               Operating real estate properties, net ...........................              71,810                95,070

MORTGAGE LOANS ON REAL ESTATE:
      Earning ..................................................................                --                  15,052
      Non-earning ..............................................................               5,640                 7,162
                                                                                           ---------             ---------
                                                                                               5,640                22,214
      Allowance for possible losses ............................................              (3,810)               (5,295)
                                                                                           ---------             ---------

      Mortgage loans on real estate, net .......................................               1,830                16,919

CASH AND CASH EQUIVALENTS ......................................................              14,718                 8,818

ACCOUNTS RECEIVABLE (net of allowance
      for doubtful accounts of $241 and $196) ..................................               1,235                 1,802

ASSETS HELD FOR SALE ...........................................................              24,225                31,707

OTHER ASSETS ...................................................................               4,643                 1,547
                                                                                           ---------             ---------

TOTAL ASSETS ...................................................................           $ 118,461             $ 155,863
                                                                                           =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
      Senior debt ..............................................................           $  23,883             $  57,898
      Mortgage notes payable ...................................................               5,433                 8,134
      Real estate taxes ........................................................               1,208                 5,476
      Other liabilities ........................................................               1,226                 2,354
                                                                                           ---------             ---------
               Total liabilities ...............................................              31,750                73,862

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK .....................................................                 300                   300

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(continued)

                                                                                          September 30,          December 31,
                                                                                              1996                  1995
                                                                                           ---------             ---------
SHAREHOLDERS' EQUITY:
      Common stock, par value $.01; 50,000,000 shares
           authorized; 10,000,000 shares issued and outstanding ................                 100                   100
      Paid-in-capital ..........................................................             101,045               101,045
      Accumulated deficit ......................................................             (14,734)              (19,444)
                                                                                           ---------             ---------
               Total  shareholders' equity .....................................              86,411                81,701
                                                                                           ---------             ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................           $ 118,461             $ 155,863
                                                                                           =========             =========

                                      See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

                                                                 For the three months          For the nine months
                                                                  ended September 30,           ended September 30,
                                                                  1996           1995           1996           1995
                                                               --------       --------       --------       --------
REVENUES:
      Minimum rents .....................................      $  3,432       $  4,271       $ 11,046       $ 12,658
      Recoveries from tenants ...........................           704            763          2,156          2,605
      Mortgage loan interest ............................             6            503          4,560          1,687
      Investment income .................................           361            139            672            523
      Net gain (loss) from asset dispositions ...........          (172)            32            791             90
      Other .............................................         1,048            149          1,216            320
                                                               --------       --------       --------       --------
               Total revenues ...........................         5,379          5,857         20,441         17,883
                                                               --------       --------       --------       --------

EXPENSES:
      Property operations ...............................         1,818          2,170          5,343          6,304
      Interest expense ..................................           702          1,571          2,821          5,017
      Non-income producing assets .......................           240            509            921          1,446
      Management fees ...................................           512            512          1,537          1,537
      General and administrative ........................           124            322            470            768
      Depreciation and amortization .....................           776            882          2,329          2,545
      Write-downs for impairment of value ...............           740          1,020          2,449          4,020
                                                               --------       --------       --------       --------
               Total expenses ...........................         4,912          6,986         15,870         21,637
                                                               --------       --------       --------       --------

INCOME (LOSS) BEFORE INCOME TAXES AND
       EXTRAORDINARY GAIN ...............................           467         (1,129)         4,571         (3,754)

      Income Taxes ......................................          --             --             --             --
                                                               --------       --------       --------       --------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN .................           467         (1,129)         4,571         (3,754)

      Extraordinary Gain ................................          --              171            160            760
                                                               --------       --------       --------       --------
NET INCOME (LOSS) .......................................      $    467       $   (958)      $  4,731       $ (2,994)
                                                               ========       ========       ========       ========

INCOME (LOSS) PER COMMON SHARE
      (10,000,000 shares outstanding):

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN .................      $   0.05       $  (0.11)      $   0.46       $  (0.38)

EXTRAORDINARY GAIN ......................................          --             0.02           0.02           0.08
                                                               --------       --------       --------       --------
NET INCOME (LOSS) .......................................      $   0.05       $  (0.09)      $   0.48       $  (0.30)
                                                               ========       ========       ========       ========

                                      See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED  CONSOLIDATED  STATEMENT OF  SHAREHOLDERS'  EQUITY
For the Nine Months Ended September 30, 1996
(Dollars in thousands, except share amounts)


                                                        COMMON STOCK                 PAID - IN         ACCUMULATED
                                                  SHARES            AMOUNT           CAPITAL             DEFICIT            TOTAL
                                                  ------            ------           -------             -------            -----
Balance, December 31, 1995 .............        10,000,000        $      100        $  101,045        $  (19,444)        $   81,701

Preferred stock dividends ..............              --                --                --                 (21)               (21)

Net income .............................              --                --                --               4,731              4,731
                                                ----------        ----------        ----------        ----------         ----------
Balance, September 30, 1996 ............        10,000,000        $      100        $  101,045        $  (14,734)        $   86,411
                                                ==========        ==========        ==========        ==========         ==========


                                      See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                      For the Nine Months
                                                                       ended September 30,
                                                                     ----------------------
                                                                        1996        1995
                                                                     --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................   $  4,731    $ (2,994)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization:
         Operating real estate properties ........................      1,999       2,445
         Other assets ............................................        330         100
     Net gain from asset dispositions ............................       (791)        (90)
     Extraordinary gain ..........................................       (160)       (760)
     Write-downs for impairment of value .........................      2,449       4,020
     Straight line adjustment for stepped rentals ................         37          (9)
     Net changes in assets and liabilities .......................     (3,858)     (2,089)
                                                                     --------    --------

         Net cash provided by operating activities ...............      4,737         623
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sales of assets ...........................     25,934       6,982
     Net collections on mortgage loans ...........................     14,050       2,717
     Improvements to operating properties ........................     (1,440)     (1,433)
     Property acquisitions .......................................       (800)     (9,532)
                                                                     --------    --------

         Net cash provided by (used for) investing activities ....     37,744      (1,266)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior debt repayments, net .................................    (25,939)     (4,394)
     Mortgage loan repayments ....................................     (2,701)        (70)
     Preferred stock dividends ...................................        (21)        (21)
     Purchase of interest in senior debt .........................     (7,920)    (10,059)
                                                                     --------    --------

         Net cash used for financing activities ..................    (36,581)    (14,544)
                                                                     --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............      5,900     (15,187)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................      8,818      26,877
                                                                     --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................   $ 14,718    $ 11,690
                                                                     ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest ......................................   $  2,924    $  6,113
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

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share. As of September 30, 1996 there was no effect on net income or earnings per share arising from stock based compensation.

B.       ASSETS HELD FOR SALE

         Harbor Bay Business Park, located in Alameda, California, is a 50,000 square foot office building, built in 1989 and is situated on 2.75 acres of land. The net carrying value as of September 30, 1996 was $1,913. During the third quarter of 1996, the Company entered into a contract to sell the property for $2,250. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of September 30, 1996. The property was subsequently sold in November 1996 for $2,146, net of closing costs.

         During the third quarter of 1996, the Company received $917 from a settlement of a lawsuit the Company instituted against a former tenant for default of their lease obligation.

         During the third quarter of 1996, the Company sold various land assets for net proceeds of approximately $1,298, which resulted in a loss of $172.

         In October 1996, the Company sold Cimarron Plaza for net proceeds of $7,912, which resulted in a loss of $39.

C.       SENIOR DEBT

         The Company prepaid $11,376 and $3,143 in July 1996 and September 1996, respectively, of its Senior Debt then outstanding. In November 1996, the Company prepaid an additional $7,958 of its Senior Debt then outstanding. The net principal balance outstanding after the November 1996 prepayment was approximately $15,924.

D.       WRITE-DOWNS FOR IMPAIRMENT OF VALUE AND LOAN LOSSES

         During the third quarter of 1996 and 1995, the Company recorded write-downs for impairment of value on certain assets totaling $740 and $1,020, respectively. No independent appraisal of these assets has been obtained or is contemplated. Since the determination of fair value is based on future economic events which are inherently subjective, the amounts ultimately realized may differ materially from the carrying values as of the balance sheet date.

         A discussion of the specific circumstances regarding the write-downs recorded in the third quarter of 1996 is as follows (this discussion excludes changes in net carrying values resulting from capital improvements, sales, pay downs or depreciation):

         Bayshore Club Apartments, located in Naples, Florida, is a two story, 200 unit apartment complex comprising 165,600 square feet in 16 buildings that was constructed in 1976 and renovated in 1991 and is situated on 32.27 acres of land. The net carrying value of the property was $5,640 as of December 31, 1995. In March 1996, the Company entered into a contract for sale of the property for $5,350. Due to a subsequent decline in the standard of living in the neighborhood, increases in the number of available garden apartment units in the marketplace and the inability to reverse the decline in occupancy at the property, it was necessary to negotiate an amendment to the contract reducing the sale price to $4,400, including estimated closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of March 31, 1996 and a write-down of $1,197 was recorded during the first quarter of 1996. Subsequently, the amended contract fell through and the Company entered into a new contract with a different purchaser for $3,800, including closing costs. Accordingly, a write-down of $620 was recorded during the third quarter of 1996 to reduce the net carrying value to $3,800.

         P&V Enterprises, located in Palmdale, California, consists of 59 vacant lots zoned for single family homes. During the third quarter of 1996, the Company entered into an option contract with a prospective buyer, for a total sales price of $400, including estimated closing costs. Accordingly, a write-down of $120 was recorded in the third quarter of 1996 to reduce the net carrying value to $400.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section includes a discussion and analysis of the results of the Company for the quarter ended September 30, 1996.

Results of Operations - General

          The Company's current objective is to maximize shareholder value through (i) actively managing its real estate and mortgage portfolio to optimize both cash flow and capital appreciation, (ii) selectively disposing of certain assets and (iii) acquiring interests in real property and mortgages offering superior profit potential. The Company believes that the market price of the Common Stock is trading at prices below the market value of the Company's assets net of its liabilities. Accordingly, the Company has undertaken an analysis of its operating and financial activities to consider alternative strategies that, consistent with the objective of maximizing long-term shareholder value, will increase the market price of the Common Stock. Strategies that the Company may pursue would include, but would not be limited to, changes in the composition of the Company's asset portfolio, business combinations, the disposition of significant portions of the Company's assets, the sale of the Company or the liquidation of the Company.

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

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995 and Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

          For the nine months ended September 30, 1996, revenues related to the operations of the Company's operating properties decreased to $13,202,000 from $15,263,000 for the same period in the prior year, primarily as a result of the disposition of six operating properties (one each in September 1995, January 1996, February 1996, March 1996, April 1996 and June 1996) partially offset by the acquisition of an operating property in February 1995. For the same period, property operating expenses decreased to $5,343,000 from $6,304,000 in the prior year, primarily as a result of the six dispositions and partially offset by the acquisition of one property, as mentioned above. Exclusive of revenues and expenses related to the six properties sold and one acquired, operating revenue and expenses for the nine months ended September 30, 1996 were $10,655,000 and $3,959,000, respectively, compared to $10,730,000 and $3,935,000, respectively, for the same period in the prior year. Depreciation and amortization for the nine months ended September 30, 1996 and 1995, amounted to $2,329,000 and $2,545,000, respectively. The decrease in depreciation and amortization is a result of the disposition of the six operating properties as mentioned above and write-downs of operating properties in the latter part of 1995.

          For the three months ended September 30, 1996, revenues related to the operations of the Company's operating properties decreased to $4,136,000 from $5,034,000 for the same period in the prior year, primarily as a result of the disposition of six operating properties as discussed above. For the same period, property operating expenses decreased to $1,818,000 from $2,170,000 in the prior year, primarily as a result of the disposition of six operating properties as discussed above. Exclusive of revenues and expenses related to the six properties sold, operating revenue and expenses for the three months ended September 30, 1996 were $3,546,000 and $1,466,000, respectively, compared to $3,504,000 and $1,379,000, respectively, for the same period in the prior year. Depreciation and amortization for the three months ended September 30, 1996 and 1995, amounted to $776,000 and $882,000, respectively. The decrease in depreciation and amortization is a result of the disposition of the six operating properties as mentioned above and write-downs of operating properties in the latter part of 1995.

         Mortgage loan interest, primarily generated from earning loans increased to $4,560,000 for the nine months ended September 30, 1996 from $1,687,000 for the same period in the prior year. For the three months ended September 30, 1996, mortgage loan interest decreased to $6,000 from $503,000 for the same period in the prior year. The increase for the nine months ended September 30, 1996 is primarily due to the payoff of the pool of first mortgage loans collateralized by eight industrial buildings located in New Jersey (the "JPC Mortgages") during the second quarter of 1996, which resulted in the recognition of contingent interest income of $3,864,000. This increase was slightly offset by the reduction in mortgage loan interest as a result of mortgage loan payoffs during the latter part of 1995 and the sale of a mortgage loan in January 1996. The decrease for the three months ended September 30, 1996 compared to the prior year is a result of mortgage loan payoffs during the latter part of 1995 and the sale of a mortgage loan in January 1996.

         Other income increased to $1,216,000 for the nine months ended September 30, 1996 from $320,000 for the same period in the prior year and to $1,048,000 for the three months ended September 30, 1996 from $149,000 for the same period in the prior year, primarily due to a $917,000 settlement received in September 1996 from a lawsuit the Company instituted against a former tenant for default of their lease obligation.

         Investment income increased to $672,000 for the nine months ended September 30, 1996 from $523,000 for the same period in the prior year and to $361,000 for the three months ended September 30, 1996 from $139,000 for the same period in the prior year, primarily due to a larger amount of cash available for investment during the first nine months of 1996 as compared to the same period in 1995.

         Interest expense decreased to $2,821,000 for the nine months ended September 30, 1996 from $5,017,000 for the same period in the prior year and to $702,000 for the three months ended September 30, 1996 from $1,571,000 for the same period in the prior year, primarily due to the reduction in the outstanding balance of the Senior Debt resulting from the purchases, prepayments and quarterly amortization payments and the payoff of the Barrington Hills mortgage in January 1996.

         Expenses related to non-income producing assets decreased to $921,000 for the nine months ended September 30, 1996 from $1,446,000 for the same period in the prior year and to $240,000 for the three months ended September 30, 1996 from $509,000 for the same period in the prior year, primarily as a result of asset sales. Expenses related to non-income producing assets consisted primarily of real estate taxes. Such expenses will decrease in the future to the extent that such assets are sold. However, to the extent the Company forecloses on the remaining mortgage loans, expenses related to assets held for sale may increase.

         General and administrative expenses, which primarily consists of insurance, consulting, legal and accounting fees, decreased to $470,000 for the nine months ended September 30, 1996 from $768,000 for the same period in the prior year and decreased to $124,000 for the three months ended September 30, 1996 from $322,000 for the same period in the prior year primarily due to a decrease in legal and consulting fees.

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS No. 121"). The Company adopted SFAS No. 121 for the fiscal year beginning January 1, 1996. See Note A to the consolidated financial statements.

         In accordance with SFAS No. 121, the Company monitors the value of its assets on a continuous basis to ascertain if impairment exists, based on current information available to the Company. For the nine months and three months ended September 30, 1996, the Company recorded write-downs for impairment of value on certain assets held for sale of $2,449,000 and $740,000, respectively. For the nine months ended September 30,1995, the company recorded wide-downs for impairment of value on mortgage loans of $453,000, on operating properties of $573,000 and certain assets held for sale of $2,994,000, totaling $4,020,000 and for the three months ended September 30, 1995, the Company recorded write-downs for impairment of value on mortgage loans of $453,000 and certain assets held for sale of $567,000, totaling $1,020,000.

         In connection with the Company's purchases of interests in the Senior Debt, as discussed below, for the nine months ended September 30, 1996 and 1995, the Company recorded extraordinary gains of $160,000 and $760,000, respectively, and for the three months ended September 30, 1995, the Company recorded extraordinary gains of $171,000. No extraordinary gain was recorded for the three months ended September 30, 1996.

Capital Expenditures

         Capital expenditures for the nine months ended September 30, 1996 were $1,440,000 of which approximately $976,000 related to tenant improvements, $311,000 related to structural repairs at 1025 Vermont Avenue and the balance was for normal property improvements. The source of funds for such capital expenditures were from cash generated from rents, interest received on mortgage loans, proceeds from the sale of assets and principal repayments on its mortgage loans.

Liquidity and Capital Resources

         For the nine months ended September 30, 1996, cash and cash equivalents increased by $5,900,000. $4,737,000 was provided by operating activities, $37,744,000 was provided by investing activities and $36,581,000 was used for financing activities. Cash provided by investing activities consisted primarily of net proceeds from asset sales of $25,934,000 and net collections on mortgage loans of $14,050,000 partially offset by improvements to the operating properties of $1,440,000 and the purchase of a building for $800,000. Cash used for financing activities consisted primarily of net Senior Debt repayments of $25,939,000, mortgage repayments of $2,701,000 and purchases of interests in the Senior Debt of $7,920,000.

         During the nine months ended September 30, 1996, the Company sold Barrington Hills, Copper Creek Apartments, Olympia Corners, Pike Plaza, Shoppes at Cloverplace and the Fort Smith Quarry mortgage loan and various land assets for net proceeds of approximately $25,934,000. These sales resulted in a net gain of $791,000, after deducting closing costs.

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

         As of September 30, 1996, the Senior Debt under the Credit Agreement was approximately $23,883,000. This is net of $11,229,000 which the Company has acquired through September 30, 1996. In November 1996, the Company prepaid
$7,958,000 of it's Senior Debt then outstanding. The net principal balance outstanding after such prepayment was approximately $15,924,000. The source of funds for such prepayment was from cash generated from rents, interest received on mortgage loans, proceeds from the sale of assets and principal repayments on its mortgage loans.

                           PART II - OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K:

                    (a)   Not applicable.

                    (b) None. The Company was not required to file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Resurgence Properties Inc.



Date: November 14, 1996             By: /s/ Joseph M. Jacobs
                                       ---------------------
                                          Joseph M. Jacobs
                                          Chief Executive Officer and President
                                          (Duly Authorized Officer)




Date: November 14, 1996             By: /s/ Jay L. Maymudes
                                       --------------------
                                         Jay L. Maymudes
                                         Chief Financial Officer, Vice President
                                         and Secretary (Principal Financial and
                                         Accounting Officer and Duly Authorized
                                         Officer)