Form 10-K
period 1996-12-31
RESURGENCE PROPERTIES INC
filed 1997-03-31
CIK 929223

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Fiscal Year Ended December 31, 1996

                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______to _______

                         Commission file number: 0-24740

                           RESURGENCE PROPERTIES INC.
             (Exact name of registrant as specified in its charter)

            MARYLAND                                             13-3757163
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               411 West Putnam Avenue, Greenwich CT                 06830
             (Address of principal executive offices)             (Zip Code)

 Registrant's telephone number, including area code:           (203) 862-7000

 Securities registered pursuant to Section 12(b) of the Act:         None

 Securities registered pursuant to Section 12(g) of the Act:


Common Stock, par value $.01 per share                   None
--------------------------------------         ----------------------
       (Title of each class)                   (Name of each exchange
                                                on which registered)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting shares held by non-affiliates of the registrant at March 15, 1997 was $19,213,925.

As of March 15, 1997, there were 10,000,000 shares of the registrant's common stock outstanding.

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

Item 1.           BUSINESS.

General

         Resurgence Properties Inc. and its subsidiaries and sub-partnership (the "Company") are engaged in diversified real estate activities, including the ownership, operation and management of retail, office, industrial/warehouse and residential real estate, and investments in mortgage loans on real estate and land.

         The Company is managed and administered by Wexford Management LLC, a Connecticut limited liability company ("Wexford" or the "Manager"). Wexford Management Corp., formerly Concurrency Management Corp., a Delaware corporation ("Concurrency"), assigned all of its rights and obligations under the Wexford Management Agreement (as defined under "-- Wexford Management Agreement") to Wexford, effective January 1, 1996. In this Form 10-K, unless the context otherwise requires, all references to "Wexford" or the "Manager" for periods prior to such assignment shall refer to Concurrency and for periods subsequent to such assignment shall refer to Wexford. See "--Wexford Management Agreement" and "Certain Relationships and Related Transactions --Wexford Management Agreement".

Background

         The Company was incorporated on March 24, 1994, as a wholly-owned subsidiary of Liberte Investors (formerly Lomas & Nettleton Mortgage Investors), a business trust organized under the laws of the Commonwealth of Massachusetts ("Liberte").(1) In connection with the First Amended Plan of Reorganization, dated December 14, 1993, as modified ("Liberte's Plan of Reorganization"), of Liberte filed with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"), Liberte transferred to the Company most of its assets and the Company assumed certain of Liberte's obligations, including its indebtedness under its bank credit facilities, and the holders of subordinated indebtedness received all of the shares of Resurgence's common stock, par value $.01 per share (the "Common Stock"), in exchange for such indebtedness. See "-- Predecessor Bankruptcy".

--------
1 Pursuant to Article 3 of Regulation S-X, Liberte is considered to be the predecessor of the Company. The Company has filed excerpts from Liberte's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 as Appendix I to this Form 10-K. Information concerning Liberte set forth in this Form 10-K is derived from Liberte's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and from Liberte's Plan of Reorganization (as defined below). None of the Company, Wexford, nor the Company's auditors, Deloitte & Touche LLP, participated in the preparation or review of any of the information concerning Liberte set forth in the foregoing Forms 10-K and 10-Q and Liberte's Plan of Reorganization. All defined terms used in the excerpts from the foregoing Forms 10-K and 10-Q filed as Appendix I to this Form 10-K have the meanings set forth in such Forms 10-K and 10-Q and all cross-references referred to in such excerpts are cross-references to sections of such Forms 10-K and 10-Q.

Assets Under Management

         As a result of Liberte's Plan of Reorganization, after giving effect to subsequent dispositions and acquisitions through December 31, 1996, the Company has a direct ownership interest in 24 assets, representing approximately $86,922,000 in net investment value ("NIV")(2). The Company's management has classified these assets as "Operating Real Estate Properties," "Earning Loans," "Non-Earning Loans" and "Assets Held for Sale". The following table sets forth the NIV, and the percentage of the total NIV of the Company's assets, for each asset category as of December 31, 1996:

                                                      Allocated by Asset Category
                                                      ---------------------------
Assets                                                      NIV             %
------                                                      ---           -----
Operating Real Estate Properties ..............        $37,505,000        43.2%
Earning Loans .................................               --           0.0
Non-Earning Loans(3)...........................             30,000         0.0
Assets Held for Sale ..........................         49,387,000        56.8
                                                       -----------       -----

Total .........................................        $86,922,000       100.0%
                                                       ===========       =====

         Operating Real Estate Properties and Assets Held for Sale consist of direct ownership interests in a broad variety of property types in various locations. The Operating Real Estate Properties are completed properties and include retail, office, industrial/warehouse and multi-family properties. The Assets Held for Sale consist of land and undeveloped properties as well as properties in various stages of development and properties which are under contract to be sold.

         As of December 31, 1996 and 1995, no single borrower accounted for more than 10% of the Company's total revenues.

--------

2 NIV represents the Company's carrying value of its assets after accumulated depreciation and amortization.

3 Non-Earning Loans are generally carried at the lesser of their face amount or the estimated market value of the collateral underlying such Loans.

         The Company's assets are located throughout the United States. The Company intends to make new investments based upon opportunities and efficiencies of management and will not focus on geographic allocations. The following table sets forth the geographic allocation of the Company's assets as of December 31, 1996:

                                         Allocated by Location
                                         ----------------------
State                                      NIV              %
-----                                      ---              -
Florida ...............................  $35,911,000      41.3%
Illinois ..............................   11,003,000      12.7
District of Columbia ..................   10,430,000      12.0
Georgia ...............................    8,202,000       9.4
Arizona ...............................    7,906,000       9.1
New Mexico ............................    3,657,000       4.2
New Jersey ............................    3,256,000       3.8
Texas .................................    3,243,000       3.7
California ............................    2,717,000       3.1
Virginia ..............................      597,000        .7
                                         -----------     -----

Total .................................  $86,922,000     100.0%
                                         ===========     =====

         Wexford serves as the Company's asset manager and portfolio manager. See "-- Wexford Management Agreement" and "Certain Relationships and Related Transactions -- Wexford Management Agreement".

Wexford Management Agreement

         On May 4, 1994, the Company entered into a management agreement, as amended (the "Wexford Management Agreement"), with Wexford, pursuant to which Wexford was engaged to serve (either directly or indirectly through sub-managers) as portfolio manager and, in the event of Wexford's assumption of LMI's duties under the LMI Management Agreement (in each case, as defined below under "-- Predecessor Bankruptcy"), as asset manager of the Company. Wexford became the Company's asset manager on September 12, 1994 (the "Notice Date"), the date when notice of termination of the LMI Management Agreement was given by the Company to LMI. Joseph M. Jacobs, the President, Chief Executive Officer and a director of the Company, is the President and a member of Wexford. Charles E. Davidson, the Chairman of the Company, is the Chairman and a member of Wexford. Robert Holtz, a Vice President and Assistant Secretary of the Company, is a Senior Vice President and a member of Wexford. Jay L. Maymudes, a Vice President, Secretary and Chief Financial Officer of the Company, is the Chief Financial Officer and a Senior Vice President of Wexford. Karen M. Ryugo, a Director of the Company, is a Senior Vice President of Wexford. See "Certain Relationships and Related Transactions -- Wexford Management Agreement". Wexford provides management and other services to third parties that are not related to the Company.

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

         The Wexford Management Agreement expires on May 4, 1997, but may be terminated by (A) the Company (i) at its option upon 60 days' prior written notice to Wexford or (ii) at any time for cause and (B) Wexford at its option upon 60 days' prior written notice to the Company. The Company is currently negotiating the terms of an extension to the Wexford Management Agreement with Wexford. The terms have not as yet been agreed upon.

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

         Pursuant to the Wexford Management Agreement, the management fee (the "Wexford Management Fee") payable to the Manager by the Company prior to the Notice Date equaled $50,000 per month. Effective as of the Notice Date, the Wexford Management Fee payable to the Manager was increased to $170,750 per month, payable in arrears on the first calendar day of the next succeeding calendar month. For the year ended December 31, 1996, Wexford agreed to reduce the Wexford Management Fee to $1,916,000. For the year ended December 31, 1995, Wexford was paid a Wexford Management Fee of $2,049,000.

         The Company or Wexford, by notice delivered by February 1, 1996 and 1997, was entitled to initiate a proposed revision to the Wexford Management Fee, which revision would have been effective on the first or second anniversary of the Wexford Management Agreement, as the case may be. If the Company and Wexford had been unable to reach an agreement as to a revised Wexford Management Fee by the February 15 following such notice, either party could have initiated arbitration by notice to the other party. In determining the Wexford Management Fee, the arbitrator would take into account the allocated cost of performing the management services to the Company by Wexford. No notice was given by either the Company or Wexford by February 1, 1996 or 1997.

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

         On May 4, 1994, Management Options to purchase up to 500,000 shares of Common Stock (the "Jacobs Options") were granted to Mr. Jacobs, the Chief Executive Officer, President, Treasurer and a director of the Company, at an exercise price of $8.50 per share. Twenty-five percent of the Jacobs Options (to purchase up to 125,000 shares of Common Stock) became exercisable on each May 4, 1994, May 4, 1995 and May 4, 1996. The remaining 25% of the Jacobs Options (to purchase up to an additional 125,000 shares) will vest and become exercisable on May 4, 1997 (in each case, the period in between May 4ths of any two successive years is referred to as an "Option Year"). If the Wexford Management Agreement is terminated by the Company for cause (as defined above) or by Wexford for any reason or if Mr. Jacobs dies or becomes disabled (as defined in the Wexford Management Agreement), the unvested portion of the Jacobs Options which was scheduled to vest on the next May 4th immediately following such termination, death or disability shall be deemed to have vested pro rata based on the number of calendar months elapsed during the Option Year in which such termination, death or disability occurs and may be exercised immediately. Furthermore, if the Wexford Management Agreement is terminated without cause, the unvested portion of the Jacobs Options shall be deemed to have vested and may be exercised immediately on the date of such termination.

         On May 4, 1994, Management Options to purchase up to 55,555 shares of Common Stock (the "Holtz Options") were granted to Mr. Holtz, a Vice President and Assistant Secretary of the Company, at an exercise price of $8.50 per share. Holtz Options to purchase up to 1,157 shares of Common Stock became exercisable on May 4, 1994. Holtz Options to purchase up to an additional 1,157 shares vest and become exercisable on the 4th day of each month thereafter for the thirty five months immediately following May 4, 1994. Holtz Options to purchase the remaining 13,903 shares vest and become exercisable on May 4, 1997. Through December 31, 1996, 37,024 Holtz Options have become vested and are exercisable. If the Wexford Management Agreement is terminated by the Company for cause (as defined above) or by Wexford for any reason, and Mr. Holtz is employed by Wexford at the time, the Holtz Options shall be deemed to have vested as if Holtz Options to purchase up to 13,888 shares of Common Stock had vested on May 4, 1994 and Holtz Options to purchase up to an additional 13,888 shares of Common Stock had vested on each of May 4, 1996 and May 4, 1997, occurring on or prior to the date of such termination; and the unvested portion of the Holtz Options which was scheduled to vest on the next May 4th immediately following such termination shall be deemed to have vested pro rata based on the number of calendar months elapsed during the Option Year in which such termination occurs. If the Wexford Management Agreement is terminated by the Company without cause, the unvested portion of the Holtz Options shall be deemed to have vested and may be exercised immediately on the date of such termination. If Mr. Holtz is terminated by Wexford prior to May 4, 1997 or if Mr. Holtz dies or becomes disabled (as defined in the Wexford Management Agreement) prior to exercising all or any part of the Holtz Options, the unvested portion of the Holtz Options shall be canceled and forfeited to the Manager and subject to regrant, at the discretion of Mr. Jacobs, to the other officers and/or employees of Wexford.

         On April 1, 1995, Management Options to purchase up to 15,000 shares of Common Stock (the "Maymudes Options") were granted to Jay L. Maymudes, the Chief Financial Officer and a Vice President and the Secretary of the Company, at an exercise price of $8.50 per share. The closing bid price per share reported by NASDAQ/SmallCap for the Common Stock on March 31, 1995 was $7.50. Maymudes Options to purchase up to 3,750 shares of Common Stock became exercisable on July 1, 1995. Maymudes Options to purchase up to an additional 312 shares vest and become exercisable on the 1st day of each month thereafter for the thirty-five months immediately following July 1, 1995. Maymudes Options to purchase the remaining 330 shares vest and become exercisable on July 1, 1998. Through December 31, 1996, 9,054 Maymudes Options have become vested and are exercisable. In addition, Mr. Jacobs has committed to cause the Company to grant to Mr. Maymudes additional Maymudes Options to purchase up to 10,000 shares of Common Stock. If the Wexford Management Agreement is terminated by the Company for cause (as defined above) or by Wexford for any reason, and Mr. Maymudes is employed by Wexford at the time, the unvested portion of the Maymudes Options shall be canceled and forfeited to Wexford. If the Wexford Management Agreement is terminated by the Company without cause, the unvested portion of the Maymudes Options shall be deemed to have vested and may be exercised immediately on the date of such termination. If Mr. Maymudes is terminated by Wexford prior to July 1, 1998 or if Mr. Maymudes dies or becomes disabled (as defined in the Wexford Management Agreement) prior to exercising all or part of the Maymudes Options, the unvested portion of the Maymudes Options shall be canceled and forfeited to Wexford and subject to regrant, at the discretion of Mr. Jacobs, to the other officers and/or employees of Wexford.

         On April 1, 1995, Management Options to purchase up to an aggregate of 32,500 shares of Common Stock were granted to certain employees of Wexford at an exercise price of $8.50 per share. None of such employees are employees of Wexford as of March 15, 1997. 14,781 of their Management Options were vested as of the date of their termination and the remaining 17,719 unvested Management Options were forfeited to Wexford.

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

         In addition, the Company has granted to Mr. Jacobs the right to require the Company to purchase all or any portion of the shares of Common Stock owned by Mr. Jacobs and/or any other officer and/or employee of Wexford (the "Management Option Shares") and all or any portion of the shares of Common Stock underlying that portion of the Management Options that have vested but has not yet been exercised (the "Vested Management Option Shares"). The foregoing rights may be exercised only by Mr. Jacobs and may be exercised at any time after the earlier of (i) May 4, 1997 or (ii) the termination of the Wexford Management Agreement, if 50% or more of the outstanding Common Stock of the Company (on a fully-diluted basis) is owned by any person (as such term is defined in the Securities and Exchange Act of 1934, as amended ("the Exchange Act") other than Steinhardt Partners, L.P. and its affiliates and/or Farallon Capital Partners, L.P. and its affiliates. The purchase price for the Management Option Shares will be equal to the Fair Value thereof (as defined below). The purchase price for the shares of Common Stock underlying the Vested Management Option Shares will be equal to the difference between the Fair Value of the Common Stock on the date Mr. Jacobs gives notice to the Company of his intention to exercise the foregoing rights and $8.50. The "Fair Value" of any shares of Common Stock will equal the average of the high and low sales prices (as reported in the official reporting instrument or mechanism, if any, for reporting such sales prices) or, in the absence of the reporting of sale price information, the average of the high and low independent "bid" and "asked" prices of the Common Stock on the trading day prior to the day Mr. Jacobs gives notice of his intention to exercise the foregoing rights (if the Common Stock is publicly traded) or such value as the Company's Board of Directors shall in good faith determine (if the Common Stock is not publicly traded).

         The following table sets forth  information  relating to the Management
Options:

                                                  As of December 31, 1996            As of December 31, 1995
                                                  -----------------------            -----------------------
Total shares under options                                    1,111,111                          1,111,111

Total shares under granted options                              585,336                            603,055

Total shares under exercisable options                          435,859                            289,955

Total shares under forfeited options                             17,719                                 --

Total shares under exercised options                                 --                                 --

Total shares under expired options                                   --                                 --

Per share exercise price                                          $8.50                              $8.50

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

         At the time of the consummation of Liberte's Plan of Reorganization after giving effect to a payment of principal on the date thereof, Liberte had bank loans outstanding in the aggregate principal amount of $81,836,410 under the credit facilities: (i) a revolving credit agreement, dated as of October 26, 1988, among Liberte, L&N Consultants, Inc., Naples Canta Mar, Ltd., the lenders listed on the signature pages thereof and The First National Bank of Chicago, as agent, in the original outstanding principal amount of $150,000,000 (the "Revolving Credit Agreement") and (ii) an amended and restated secured credit agreement, dated as of April 30, 1990, among Liberte, L&N Consultants, Inc., Naples Canta Mar, Ltd., the lenders listed on the signature pages thereof and The Bank of New York and The Chase Manhattan Bank, N.A., as representatives for such lenders, in the original outstanding principal amount of $220,000,000 (the "Secured Credit Agreement" and together with the Revolving Credit Agreement, the "Prior Credit Agreements"). Also, at the time of the consummation of Liberte's Plan of Reorganization, Liberte had outstanding $100,000,000 principal amount of 10 1/2% subordinated notes (the "Subordinated Notes") due June 1, 1993 under an Indenture, dated as of June 1, 1988, as modified by a First Supplemental
Indenture, dated as of December 15, 1989 and an Instrument of Resignation, Appointment and Acceptance, dated as of December 15, 1989 (the "Subordinated
Note Indenture"). Fleet National Bank of Massachusetts, formerly Shawmut Bank Connecticut, National Association was the trustee under the Subordinated Note Indenture (the "Subordinated Note Indenture Trustee").

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

         (v) the Company assumed Liberte's then outstanding debt under the Prior Credit Agreements which was restructured into a principal amount of $81,836,000 pursuant to a new credit agreement (the "Credit Agreement"), dated as of March 31, 1994, among the Company, the secured lenders listed in Schedule I thereto (the "Secured Lenders") and Shawmut Bank Connecticut, National Association, as administrative agent (the "Administrative Agent")(4);

         (vi) Liberte purchased from the Secured Lenders $6,000,000 principal amount of the foregoing $81,836,000 principal amount of the indebtedness under the Credit Agreement;

         (vii) the Company entered into an asset management agreement (the "LMI Management Agreement") with LMI, dated as of March 31, 1994, pursuant to which LMI was engaged as the manager of the Company's assets;(5)

         (viii) Bear Stearns Real Estate Group, Inc. ("Bear Stearns Real Estate") became the portfolio manager of the Company's assets pursuant to a portfolio management agreement between the Company and Bear Stearns Real Estate, dated as of April 7, 1994 (the "Portfolio Management Agreement");(6) and

         (ix) the Company entered into a two year consulting agreement (the "Consulting Agreement") with Liberte, dated as of March 31, 1994, pursuant to which Liberte provided certain consulting and advisory services to the Company by making available to the Company matters within the knowledge of Liberte in respect of the Swapped Assets for an aggregate fee of $700,000. The Consulting Agreement was terminated, effective as of December 31, 1994, by the Company.

--------

4 On January 30, 1997, the Company repaid the outstanding indebtedness under the Credit Agreement in full.

5 Wexford assumed certain of LMI's duties as asset manager of the Company on September 12, 1994, when notice of termination of the LMI Management Agreement was given by the Company to LMI. The termination became effective on November 11, 1994. See "-- Wexford Management Agreement" and "Certain Relationships and Related Transactions -- Wexford Management Agreement".

6 Wexford assumed Bear Stearns Real Estate's duties as portfolio manager of the Company when the Portfolio Management Agreement was terminated, effective as of May 3, 1994, by the Company.

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

         In addition, in its ongoing effort to liquidate certain mortgage loans and real estate investments, the Company competes with commercial banks, savings and loan associations, mortgage bankers and other financial institutions that are seeking to sell their own portfolios of mortgage loans and foreclosed real estate.

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

Item 2.           PROPERTIES.

Operating Real Estate

         The Company owned six properties as of December 31, 1996 which it intends to operate for the production of income. Such properties have been categorized as Operating Real Estate Properties. These properties are located in five states and total approximately 638,000 square feet of net rentable area, of which five are retail properties (521,000 square feet) and one is an office property (117,000 square feet). The Operating Real Estate Properties have a diversified mix of national, regional and local tenants, with no single tenant accounting for more than 10% of the Company's revenues or total gross leasable area. The Company's retail tenants include, among others, supermarkets, discount department stores and many types of small businesses. The Company's office tenants include, among others, insurance companies, law firms and financial services companies. All of the Operating Real Estate Properties are owned in fee.

         The following is a description of the Operating Real Estate Properties as of December 31, 1996:

NAME AND LOCATION                   GENERAL DESCRIPTION
-----------------                   -------------------
Retail Properties:

Greenway Village Square             60,233  square  foot strip  shopping  center
Phoenix, Arizona                    constructed  in 1976 and  renovated/expanded
                                    in 1989 and  situated on 5.98 acres of land.
                                    The property is anchored by K-Mart, which is
                                    independently  owned,  Furniture  Depot  and
                                    Factory 2U. The property was 98% leased.

Home Center  Village                110,734  square foot strip  shopping  center
Atlanta, Georgia                    constructed in 1987 and 1992 and situated on
                                    17.34  acres  of  land.   The   property  is
                                    anchored  by  Levitz,  Haverty's,  which are
                                    both  independently  owned,  Drug  Emporium,
                                    Cineplex  Odeon and Pier One.  The  property
                                    was 100% leased.

Riverwood  Plaza                    83,003  square  foot strip  shopping  center
Orange, Florida                     constructed   Port  in  1984  and  1990  and
                                    situated  on  14.77   acres  of  land.   The
                                    property  is  anchored  by  Winn  Dixie  and
                                    Walgreens. The property was 93% leased.

                                    Winn Dixie has executed a lease modification
                                    which   expanded  their  store  from  30,625
                                    square  feet  to  47,725   square  feet  and
                                    extended the remaining term for 20 years.

Southern Plaza                      89,134  square  foot strip  shopping  center
Rio Rancho, New Mexico              built in 1986 and  situated  on 9.9 acres of
                                    land.  The property is anchored by Walgreens
                                    and True Value  Hardware.  The  property was
                                    42%  leased.  In January  1996,  the Company
                                    acquired  a  vacant   43,000   square   foot
                                    building, located in Southern Plaza Shopping
                                    Center, for $800,000.

Stuart Square                       178,090  square foot strip  shopping  center
Stuart, Florida                     constructed  in 1972 and 1986 and  renovated
                                    in 1993/1994  and situated on 16.42 acres of
                                    land.  The  property  is  anchored  by  Winn
                                    Dixie,  Old  American  and Gold's  Gym.  The
                                    property was 87% leased.

NAME AND LOCATION                   GENERAL DESCRIPTION
-----------------                   -------------------
Office Properties:

Cross Creek Business Center         Three  story,  116,895  square  foot  office
Deerfield, Illinois                 building constructed in 1987 and situated on
                                    7.45 acres of land.  The  property  was 100%
                                    leased.

Assets Held for Sale

         As of December 31, 1996, the Company owned land, undeveloped properties, properties in various stages of development, certain operating properties under contract for sale and a mortgage loan with an aggregate net asset value of $49,387,000. It is the Company's intention to sell or otherwise liquidate these assets over such period of time as is necessary to realize maximum value for these assets.

         The following sets forth the Company's Assets Held for Sale by type of property and geographic location:

                                                 # of Properties           Description            Locations
                                                 ---------------           -----------            ---------
         Land                                            3                 103 acres              CA, IL,TX
         Single-Family Lots                              3                 163 lots               CA, TX
         Completed Properties:
           Multi-family                                  1                 200 units              FL
           Shopping Center/Retail                        4                 488,338 sq. ft.        AZ, VA, TX, FL
           Office                                        1                 113,807 sq. ft.        DC
           Industrial/Warehouse                          3                 116,498 sq. ft.        CA, FL, NJ
         Mortgage Loan                                   1                 Non-earning            CA

         The following is a description of the Assets Held for Sale as of December 31, 1996:

NAME AND LOCATION                   GENERAL DESCRIPTION
-----------------                   -------------------
ABCO Plaza                          120,864  square foot strip  shopping  center
Phoenix, Arizona                    constructed  in 1988 and  situated  on 15.36
                                    acres of land.  The  property is anchored by
                                    ABCO Market and Osco Drugs. The property was
                                    91% leased.  The  property was sold in March
                                    1997.

Bayshore  Club                      Apartments  Two  story,  200 unit  apartment
Naples, Florida                     complex comprising 165,600 square feet in 16
                                    buildings  constructed in 1976 and renovated
                                    in 1991 and situated on 32.27 acres of land.
                                    The  property  was 92% leased.  The property
                                    was sold in January 1997.

Chico Land                          87 acres of land zoned for residential use.
Chico, California

Cortez Plaza                        289,612  square foot power  shopping  center
Bradenton, Florida                  constructed  in 1966 and  renovated  in 1988
                                    and  situated  on 26.2 acres of which  14.93
                                    acres  are fee  owned  and  11.27  acres are
                                    subject to two ground  leases.  The property
                                    is  anchored  by  Montgomery  Ward,  Publix,
                                    Circuit City and Walgreens. The property was
                                    97% leased.

Executive Airport Business Center   Single story,  72,573 square foot industrial
Fort Lauderdale, Florida            building constructed in 1986 and situated on
                                    6.09 acres of land  leased  from the City of
                                    Fort   Lauderdale.   The  property  was  95%
                                    leased.  The  property  is  currently  under
                                    contract for sale.

Hanover Park                        Five acres of land zoned for commercial use.
Hanover Park, Illinois

Lawrenceville Industrial Campus     225,000   square   foot,   seven   building,
Lawrenceville, NJ                   industrial complex, situated on 108 acres of
                                    land.

Lancaster Lots #1                   16 single family lots.
Lancaster, California

P & V Enterprises Land              59 single family lots.
Palmdale, California

Ramser Development Company          43,925 square foot  warehouse.  The property
San Diego, California               was 100%  leased.  The property is currently
                                    under contract for sale.

NAME AND LOCATION                   GENERAL DESCRIPTION
-----------------                   -------------------
Riverbend Shopping Center           51,848  square foot strip  shopping  center,
Pennington Gap, Virginia            constructed  in 1987 and  situated  on 8.637
                                    acres of land.  The  property is anchored by
                                    Piggly Wiggly and Rite Aid.

                                    The property was 69% leased. The property was sold in March 1997.

River Plantation                    88 single family lots. The property was sold
Conroe, Texas                       in January 1997.

San Antonio Land #4                 11 acres of land zoned for multi-family use.
Antonio, Texas                      The San property was sold in February 1997.

Southridge Plaza                    26,014  square  foot strip  shopping  center
Denton, Texas                       constructed  in 1988  and  situated  on 3.53
                                    acres of land.  The property was 89% leased.
                                    The property is currently under contract for
                                    sale.

University Service Center           First  mortgage  loan  secured  by a  93,603
Redlands, California                square foot warehouse. The mortgage was sold
                                    in March 1997.

1025 Vermont Avenue                 A twelve story,  113,807  square foot office
Washington, DC                      building (including a two story, below grade
                                    parking structure)  constructed in 1964, and
                                    renovated in 1988, and situated on .28 acres
                                    of land.  The property  was 94% leased.  The
                                    property was sold in March 1997.

         Substantially all of the Company's assets were subject to a security interest granted to the Secured Lenders in connection with the Company's obligations under the Credit Agreement. The entire amount of Senior Debt outstanding was repaid on January 30, 1997 and the security interests were released. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note G of the Notes to Consolidated Financial Statements contained in Item 8 hereof. The Cross Creek Business Center property is subject to a mortgage with an outstanding balance of $5,294,000 at December 31, 1996. See Note H of the Notes to Consolidated Financial Statements contained in Item 8 hereof.

Significant Properties

         Cortez Plaza, Cross Creek Business Center and 1025 Vermont Avenue each represent in excess of 10% of the historical cost of real estate as of December 31, 1996 and represented 10% or more (but not greater than 15%) of the total gross revenue for the year ended December 31, 1996. Cortez Plaza and 1025 Vermont Avenue each represented 10% or more (but not greater than 15%) of the total gross revenue for the year ended December 31, 1995. 1025 Vermont Avenue was sold in March 1997 for net proceeds of $12,501,000. Consequently, information with respect thereto is not presented below. Cortez Plaza was under contract for sale as of March 15, 1997.

                                                                                  Cross Creek
Percentage leased as of:                         Cortez Plaza                   Business Center
------------------------                         ------------                   ---------------
     December 31, 1992                                 90%                             98%
     December 31, 1993                                 92%                             94%
     December 31, 1994                                 95%                            100%
     December 31, 1995                                 98%                             98%
     December 31, 1996                                 97%                            100%


The average annual net effective
rental income per square foot(6)                                                    Cross Creek
for the year-ended December 31,:                 Cortez Plaza                   Business Center
--------------------------------                 ------------                   ---------------
              1992                                    $5.57                         $15.08
              1993                                    $6.37                         $16.30
              1994                                    $7.34                         $16.58
              1995                                    $9.23                         $17.26
              1996                                    $9.74                         $17.44

--------
6    After give backs and concessions.

         At Cortez Plaza and Cross Creek Business Center three and two tenants, respectively, occupy in excess of 10% of the rentable square footage. The following summarizes the principal lease terms of these tenants:

                                                   Cortez Plaza

                                                 Expiration Date             1996 Minimum               Renewal
Tenant Name                  Sq. Ft.                  of Lease               Rent Per Sq. Ft.(7)        Options
-----------                  -------             -------------------         -----------------          --------
Circuit City                 32,510                 1/31/10                        $8.34                4, 5-year
(an appliance and                                                                                        options
electronics retailer)

Montgomery Ward              84,984                 8/31/12                        $5.10                5, 5-year
(a discount depart-                                                                                      options
ment store)

Publix                       42,112                 4/30/08                        $5.65                4, 5-year
(a supermarket)                                                                                          options


                                            Cross Creek Business Center

                                                 Expiration Date             1996 Minimum               Renewal
Tenant Name                  Sq. Ft.                  of Lease               Rent Per Sq. Ft.(7)        Options
-----------                  -------             -------------------         -----------------          --------
FGM Rental, Ltd.            11,830                  8/31/02                        $17.25               N/A
(an equipment
 rental company)

Clark Boardman Callahan     71,572                  12/31/02                       $18.58 (8)           N/A
(a legal publishing
company)

--------
7 Represents the base rent payable under the lease terms, excluding any escalations, consumer price index increase or other miscellaneous charges.

8 Tenant has an 18 month cancellation clause, which may be exercised at any time.

Scheduled lease expirations during the next ten years at the three properties are as follows:

                                                   Cortez Plaza
                                                                                                 Percent of 1996
                                                                             1996                   Annualized
                                                                           Annualized              Minimum Rent
   Lease               Number of                    GLA of                 Minimum Rent              Represented
Expiration               Leases                    Expiring              Under Expiring            by Expiring
    Year                Expiring               Leases (sq. ft.)              Leases (7)               Leases
-------------         ------------             ----------------          --------------------    ----------------
   1997                      4                         8,402                  $  91,587                 3.35%
   1998                      3                         7,167                     73,958                 2.71
   1999                      9                        34,261                    410,025                15.01
   2000                      3                         3,094                     45,435                 1.66
   2001                      2                         6,500                     75,609                 2.77
   2002                      1                         1,792                     21,504                 0.79
   2005                      1                         8,768                     70,144                 2.57
   2006                      2                         5,100                     78,000                 2.86
                            --                        ------                  ---------               ------
   Total                    25                        75,084                  $ 866,262               31.72%
                            ==                        ======                  =========               ======
                                            Cross Creek Business Center
   1997                      9                        21,516                 $  311,629                14.95%
   1999                      3                        11,977                    239,325                11.48
   2002                      2                        83,402                  1,533,880                73.57
                            --                       -------                 ----------               ------
   Total                    14                       116,895                 $2,084,834               100.00%
                            ==                       =======                 ==========               ======

Components of historical cost of each of these properties on a federal tax basis are as follows:

                                                                                          Cross Creek
                                                           Cortez Plaza                   Business Center
                                                           ------------                   ---------------
Federal tax basis as
   of December 31, 1996                                    $ 18,325,000                    $ 13,104,000

Method of depreciation                                    straight line                   straight line

Depreciable life                                            15-39 years                     15-39 years

Realty tax rate                                                    2.0%                            6.8%

Annual realty taxes                                        $    283,000                    $    239,000

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

         None.

                                     PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              SECURITY MATTERS.

         The Company's Common Stock commenced trading on the NASDAQ SmallCap Market on January 23, 1995 under the symbol RPIA. Set forth below (rounded to the nearest $.01) are the high and low closing bid prices for the Common Stock since January 1, 1996, as reported by the NASDAQ/SmallCap Market. The prices reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

         Fiscal Year 1996                                High                       Low
         ----------------                                ----                       ---
Fourth Quarter ....................                     $8.875                     $8.125
Third Quarter ......................                    $8.875                     $8.375
Second Quarter ...................                      $8.875                     $8.250
First Quarter ........................                  $8.500                     $8.250

As of March 20, 1997, there were 41 shareholders of record of the Common Stock. The Common Stock is traded through the Depository Trust Company, which lists broker-dealers and bank participants as owning shares of the Common Stock. As a consequence, the Company believes that the actual number of owners of the Common Stock is substantially in excess of 41. The Company has not paid any dividends with respect to its Common Stock through December 31, 1996. The Credit Agreement, which the Company was a party to through January 30, 1997, contained certain restrictions on the Company's ability to pay dividends. On January 30, 1997, the amount outstanding under the Credit Agreement was repaid and the Credit Agreement was cancelled. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources" and Note G of the Notes to Consolidated Financial Statements contained in Item 8 hereof.

Item 6.           SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data at the end of and for the periods indicated. The selected consolidated financial data for Liberte (the Company's predecessor) for the fiscal years ended June 30, 1992 and 1993 and for the nine months ended March 31, 1994 have been derived from Liberte's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, respectively. Such selected financial data are included in the excerpts from the foregoing Form 10-K and 10-Q filed as Appendix I to this Form 10-K. The Company's selected consolidated statement of operations for the period from April 7, 1994 (commencement of operations) through December 31, 1994 and the years ended December 31, 1995 and 1996 and the selected consolidated balance sheet data as of April 7, 1994, December 31, 1994, 1995 and 1996 have been derived from the Company's consolidated financial statements which have been audited by the Company's independent auditors, Deloitte & Touche LLP. Those financial statements, other than the April 7, 1994 and December 31, 1994 balance sheet data, have been included elsewhere in this Form 10-K.

                                                  THE COMPANY                                        LIBERTE
                                   ----------------------------------------         -----------------------------------------
                                                            Period from             Nine Months
                                         Year              April 7, 1994               Ended
                                   Ended December 31,         through                March 31,          Year Ended June 30,
                                    1996        1995      December 31, 1994             1994           1993            1992
                                  --------   ----------   -----------------          ----------     ----------        -------
                                 (in thousands, except per share amounts)     (in thousands, except per share amounts)
INCOME STATEMENT DATA:

Revenue                           $ 25,054   $   23,857        $  14,995             $    9,519     $   15,115        $19,763
Interest expense                     3,204        6,438            4,546                  7,600         16,295         20,515
Write-downs for impairment
   of value and loan losses          6,591        9,005            8,460                  3,175         15,150         32,000
Extraordinary gain                     159          839                -                      -              -              -
Reorganization costs, net                -            -                -                 (5,211)             -              -
Net income (loss)                    1,727       (7,156)         (12,239)               (15,694)       (34,672)       (43,141)
Net income (loss)
   per common share                    .17         (.72)           (1.22)                 (1.29)         (2.94)         (3.68)
Cash dividends declared
   per common share                      -            -                -                      -              -              -
BALANCE SHEET DATA:
                                                    December 31,                                                      June 30,
                                              ----------------------------------     April 7,     March 31,    ---------------------
                                                1996         1995         1994        1994          1994         1993         1992
                                              --------     --------     --------     --------     --------     --------     --------
Total assets ............................     $ 93,286     $155,863     $183,247     $194,704     $248,354     $261,575     $337,527
Debt ....................................        7,784       66,032       85,316       87,836      183,127      187,725      234,057
Redeemable preferred stock ..............          300          300          300          300         --           --           --
Shareholders' equity ....................       83,400       81,701       88,885      101,145       48,506       63,591       98,333

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

         The following section includes a discussion and analysis of the results of the Company for the years ended December 31, 1996 and 1995. The discussion and analysis of the historical results of Liberte for the years ended June 30, 1992 and 1993 and for the nine months ended March 31, 1994 are set forth in the excerpts from the Annual Report on Form 10-K of Liberte for the fiscal year ended June 30, 1993 and the Quarterly Report on Form 10-Q of Liberte for the quarter ended March 31, 1994 attached as Appendix I to this Form 10-K.

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

         The Company has classified the Swapped Assets (as defined in "Business --- Background") into four categories: Operating Real Estate Properties, Earning Loans, Non-Earning Loans, and Assets Held for Sale. As of December 31, 1996, approximately 43.2% in value of the Company's real estate assets consisted of Operating Real Estate Properties. Liberte accounted for all of its foreclosed real estate as Assets Held for Sale in accordance with the AICPA's Statement of Position 92-3, "Accounting for Foreclosed Assets ("SOP 92-3"). The net cash activity from the foreclosed assets was recorded in Liberte's statements of operations.

Results of Operations - General

         The Company has disposed of a significant portion of its current portfolio. The future performance of the Company's portfolio of assets will be subject to prevailing economic conditions and to financial, business and other factors, including the future performance of the real estate market, the availability of financing to prospective asset purchasers and to other factors beyond the Company's control. For these reasons, the results of the Company's operations from period to period may not be comparable.

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

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

         The Company experienced net income of $1,727,000 for the year ended December 31, 1996 compared to a net loss of $7,156,000 for 1995, primarily as a result of greater total revenues and lower total expenses, partially offset by a decline in the extraordinary gain resulting from purchases of interests in its Senior Debt for the year ended December 31, 1996 compared to 1995.

         Total revenues increased $1,197,000 for the year ended December 31, 1996, primarily due to an increase of $2,248,000 in mortage loan interest income as a result of the repayment of the Jersey Property Corp. pool of mortgages, an increase in the net gain from asset dispositions of $1,283,000 as a result of the sale of certain assets at net sales prices greater than their carrying value, an increase in other income of $931,000 primarily as a result of a settlement received in September 1996 from a lawsuit the Company instituted against a former tenant for default of their lease obligations and an increase in investment income of $106,000, partially offset by a decrease in revenues from its operating real estate properties of $3,371,000. This decrease in revenues is primarily due to the sale during 1996 of seven operating properties (Barrington Hills, Copper Creek Apartments, Cimmaron Plaza, Harbor Bay Business Park, Olympia Corners Shopping Center, Pike Plaza and Shoppes at Cloverplace).

         Investment income for the year ended December 31, 1996 increased to $784,000 from $678,000 for the year ended December 31, 1995 primarily due to a greater amount of cash available for investment during the year ended December 31, 1996.

         Total expenses decreased $8,366,000 for the year ended December 31, 1996 compared to the prior year, primarily as a result of the decrease in expenses associated with the seven operating properties that were sold in 1996, lower interest expense on the Senior Debt as a result of principal paydowns and debt purchases made during 1996, a reduction in expenses of non-income producing assets resulting from the sale of many of such assets during 1996, a decrease in general and administrative expenses and a decrease in write-downs for impairment of value.

         General and administrative expenses decreased $426,000 for the year ended December 31, 1996 from the prior year, primarily due to a decrease in legal and consulting fees.

         The extraordinary gain of $159,000 in the current period is a result of
the  Company's   purchase  of   $8,075,000   face  amount  of  Senior  Debt  for
approximately $7,916,000 (net of closing costs) during 1996.

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

         The extraordinary gain of $839,000 for the year ended December 31, 1995 was a result of the $13,353,000 face amount of Senior Debt that the Company purchased for approximately $12,514,000 (net of closing costs) during 1995.

Write-downs for Impairment

         The Company monitors the value of its assets to ascertain that the net carrying value of its assets are not in excess of fair value based on current information available to the Company. Accordingly, for the year ended December 31, 1996, the Company recorded write-downs of $6,591,000 relating to assets held for sale. For the year ended December 31, 1995, the Company recorded write-downs of $9,005,000 relating to the impairment of value of mortgage loans ($3,021,000) and assets held for sale ($5,984,000). For the period ended December 31, 1994 the Company recorded write-downs of $8,460,000 relating to the impairment of value of operating properties ($2,351,000), mortgage loans ($2,227,000) and assets held for sale ($3,882,000). Such write-downs were taken so as to reduce the net carrying value of these assets to amounts that in the Company's judgement reflect fair value. No independent appraisal of these assets has occurred or is contemplated. Since the determination of fair value is based on future economic events which are inherently subjective, the amounts ultimately realized may differ materially from the net carrying values as of December 31, 1996 and 1995.

         Upon consummation of Liberte's Plan of Reorganization on April 7, 1994, Liberte transferred to the Company substantially all of its assets. Thus, the Company began actively managing its portfolio of assets upon inception on April 7, 1994. This process of actively managing the portfolio has, in some cases, yielded improved market related information compared to that which was available at the time of the assumption of Liberte's assets. This information indicated that the fair value of certain assets was below their net carrying values. In this regard, the events or changes in circumstances which occurred for the years ended December 31, 1996 and 1995 and the period April 7, 1994 through December 31, 1994 that have given rise to the write-downs for impairment indicated above include one or more of the following: (i) in the case of operating properties, management considered any changes in occupancy or desirability of the property and the Company's intended holding period, received information regarding sales or fair value information on comparable properties, and received non-binding offers from interested buyers for certain properties; (ii) in the case of mortgage loans, management entered into negotiations and/or agreements for payoffs or workouts on certain mortgages, received non-binding offers for sale on certain mortgages or received new fair value information regarding the collateral; and (iii) in the case of assets held for sale, as a result of actively marketing such assets, the Company has recorded write-downs for impairment of asset value based on signed contracts, non-binding offers received, sales prices of comparable properties and sales prices for partial sales of properties. The portfolio of assets held for sale, excluding operating properties and mortgage loans under contract for sale, primarily consists of vacant, unimproved or partially improved, subdivided land which is typically sold off a few lots or parcels at a time. Consequently, as lots or parcels are sold, management adjusts the net carrying value of the remaining lots or parcels for each property to the lower of cost or fair value based on the sale prices of the lots or parcels sold. No active, formal market exists for a majority of the Company's portfolio of assets held for sale nor do these properties generate any cash flow. Consequently, the determination of fair value is extremely subjective.

         A discussion of the specific circumstances regarding material reserves recorded for the years ended December 31, 1996 and 1995 and for the period April 7, 1994 through December 31, 1994 is as follows (this discussion excludes changes in net carrying values resulting from capital improvements, sales, paydowns or depreciation):

Operating Properties

         Cross Creek Business Center, located in Deerfield, Illinois, is a three story, 116,895 square foot office building that was constructed in 1987 and is situated on 7.45 acres of land. The net carrying value of the property was $11,888,000 as of April 7, 1994. Based on a review of comparable office buildings in the market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was approximately $11,547,000 as of December 31, 1994. The fair value of this and comparable buildings is estimated at approximately $99 per square foot. Consequently, a write-down for impairment of value of $107,000 was recorded for the period ended December 31, 1994. No write-down was recorded in 1995 or 1996.

         Riverwood Plaza, located in Port Orange, Florida, is a 83,003 square foot strip shopping center that was constructed in 1984 (Phase 1) and 1990 (Phase 2) and is situated on 14.77 acres of land. The net carrying value of the property was $4,934,000 as of April 7, 1994. Based on a review of comparable shopping centers in the market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was approximately $4,290,000 as of December 31, 1994. Consequently, a write-down of $505,000 was recorded as of December 31, 1994. No write-down was recorded in 1995 or 1996.

Mortgage Loans

         Centerpointe, a second mortgage loan with an original principal balance of $2,996,000 and bearing interest at 7.25% per annum, went into default in August 1994. The loan was secured by a 65,745 square foot office building located in San Bernardino, California. The market for this type of "flex" office space weakened considerably between April 1994 and December 1994. The net carrying value of the mortgage was $1,901,000 as of April 7, 1994. Based on the fair value of the collateral less a first lien position of approximately $1,255,000 and the risk factor of a second mortgage position, it was determined that the fair value of the mortgage loan was approximately $1,149,000 as of December 31, 1994. Consequently, a write-down for possible loan losses of $735,000 was recorded for the period ended December 31, 1994. During the fourth quarter of 1995, the first mortgagee foreclosed on the underlying property and consequently, the Company's investment in the mortgage loan was completely lost. As a result, a write-down of $1,149,000 was recorded in 1995. No write-down was recorded in 1996.

         KHB, a second mortgage loan with an original principal balance of $8,350,000 and bearing interest at 7% per annum, went into default in 1994. The net carrying value of the mortgage was $1,061,000 at December 31, 1994. Based on the projected amount of future cash flow, it was determined that the fair value of the mortgage loan was $119,000 as of December 31, 1994. As a result, a write-down for possible loan loss of $943,000 was recorded for the period ended December 31, 1994. This mortgage loan was settled in full in June 1995 for net proceeds of $411,000.

         Lievan J. VanReit, a first mortgage loan with an original principal balance of $750,000 and bearing interest at prime plus 1 1/2% per annum, was due in June 1995. An appraisal performed on the collateral revealed a fair value of approximately $324,000. Preliminary negotiations with the borrower to repay the loan in full for approximately $350,000 were held. The net carrying value of the mortgage was $499,000 as of April 7, 1994. Consequently, a write-down for possible loan losses of $150,000 was recorded for the period ended December 31, 1994 to bring the net carrying value of the loan to $324,000. In June 1995 the mortgage was paid off in full for a negotiated settlement of $324,000.

         Robert K. Utley III is a first mortgage loan with an original principal balance of $1,046,000 bearing interest at 8% per annum and due in 1998. The mortgage loan went into default in June 1994 when the borrower discontinued making monthly payments of principal and interest. The net carrying value of the mortgage loan prior to the write-down for impairment was $953,000. During the third quarter of 1995, management entered into negotiations to settle the loan for $500,000. As a result, a write down for possible loan losses of $453,000 was recorded in the quarter ended September 30, 1995 in order to reduce the net carrying value to $500,000. During the fourth quarter of 1995, management negotiated a settlement of the loan for $250,000 and the sale of the underlying collateral for $125,000. As a result, a write-down for possible loan loss of $125,000 was recorded in the fourth quarter of 1995 to reduce the net carrying value to $375,000. In February 1996, the $250,000 payment was received and in April 1996, the $125,000 payment was received.

         Summerhill Del Ray, a first mortgage loan with an original principal balance of $1,395,000 and bearing interest at prime plus 1% per annum, went into default in September 1993. The mortgage loan is secured by twenty single family lots located in Riverside, California. The net carrying value of the mortgage loan prior to the write-down for impairment was $204,000. Based on a review of the fair value of the underlying property, it was determined that the fair value of the mortgage loan was $30,000 as of December 31, 1995. As a result, a write-down for possible loan losses of $174,000 was recorded in the fourth quarter of 1995 to reduce the net carrying value to $30,000. No write-down was recorded in 1996. In February 1997, the mortgage was settled in full for net proceeds of $300,000.

         Texas Waggoner, a first mortgage with an original principal balance of $1,700,000 and bearing interest at 6.0%, was due in May 1995. Management restructured the mortgage loan to a fixed interest rate of 8.5% and extended the maturity date to May 1998. The mortgage loan is secured by a 10,000 square foot stand alone retail center, located in the City of Fort Worth, Texas. Based on a review of the fair value of the underlying property, it was determined that the fair value of the mortgage loan was $540,000 as of December 31, 1995. As a result, a write-down for possible loan losses of $603,000 was recorded in the fourth quarter of 1995 to reduce the net carrying value to $540,000. No write-down was recorded in 1996. The mortgage was settled in full in July 1996 for net proceeds of $702,000.

Assets Held for Sale

         Since many of the Company's assets held for sale are homogeneous, consisting of vacant, unimproved or partially improved land, a detailed discussion of only material write-downs follows:

         Bay Shore Club Apartments, located in Naples, Florida, is a two story, 200 unit apartment complex comprising 165,600 square feet in 16 buildings that was constructed in 1976 and renovated in 1991 and is situated on 32.27 acres of land. The net carrying value of the property was $6,200,000 as of April 7, 1994. Based on a review of sales of comparable buildings in the immediate market area, it was determined that the fair value of the property was approximately $5,583,000 as of December 31, 1994. The fair value of this and comparable buildings was estimated at approximately $34 per square foot. Consequently, a write-down for impairment of value of $515,000 was recorded for the period ended December 31, 1994. No write-down was recorded during 1995. The net carrying value of the property was $5,640,000 as of December 31, 1995. In March 1996, the Company entered into a contract for sale of the property for $5,350,000. Due to a subsequent decline in the standard of living in the neighborhood, increases in the number of available garden apartment units in the marketplace and the inability to reverse the decline in the occupancy at the property, it was necessary to negotiate an amendment to the contract reducing the sale price to $4,400,000, including estimated closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of March 31, 1996 and a write-down of $1,197,000 was recorded in the first quarter of 1996. Subsequently, the amended contract fell through and the Company entered into a new contract during the third quarter of 1996 with a different purchaser for $3,800,000, net of closing costs. Accordingly, a write-down of $620,000 was recorded in the third quarter of 1996 to further reduce the net carrying value to $3,800,000. The property was sold in January 1997 for net proceeds of $3,849,000.

         Copper Creek, located in Fort Worth, Texas, was a three story, 274 unit apartment complex comprising 206,036 square feet in 14 buildings that was constructed in 1986 and is situated on 12.46 acres of land. The net carrying value of the property was $5,244,000 as of April 7, 1994. Management began actively marketing the property for sale in late 1994 and preliminary discussions with prospective purchasers yielded sale prices of approximately $4,400,000. Consequently, management recorded a $723,000 write-down for impairment of value for the period ended December 31, 1994, bringing the net carrying value to $4,444,000. During the second quarter of 1995, management entered into negotiations for sale of the property for approximately $4,000,000 and recorded an additional write-down of $422,000 in connection therewith, bringing the net carrying value to $4,000,000 as of June 30, 1995. During the third quarter of 1995 management entered into a contract to sell the property for $4,000,000. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of September 30, 1995. During the fourth quarter of 1995, the Company entered into a new contract to sell the property for $3,700,000 including closing costs and an additional write-down of $157,000 was recorded in the fourth quarter of 1995 to further reduce the net carrying value to $3,700,000. No write-down was recorded in 1996. The property was sold in April 1996 for net proceeds of $3,717,000.

         Cortez Plaza, located in Bradenton, Florida, is a 289,612 square foot power shopping center that was constructed in 1966 and renovated in 1988 and is situated on 26.2 acres of land. During the fourth quarter of 1996, the Company entered into a contract to sell the property for $17,100,000 including closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of December 31, 1996 and a write-down of $1,540,000 was recorded in the fourth quarter of 1996 to reduce the net carrying value to $17,100,000.

         Executive Airport Business Center, located in Fort Lauderdale, Florida, is a single story, 72,573 square foot industrial building that was constructed in 1986 and is situated on 6.09 acres of land. The net carrying value of the property was $3,747,000 as of April 7, 1994. Based on a review of similar industrial buildings in the market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was $3,708,000 as of December 31, 1994. The fair value of this and comparable buildings was approximately $51 per square foot. Consequently, a write-down for impairment of value of $92,000 was recorded for the period ended December 31, 1994. No write-down was recorded in 1995. During the fourth quarter of 1996, the Company entered into a contract to sell the property for $2,900,000 including closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of December 31, 1996 and a write-down of $851,000 was recorded in the fourth quarter of 1996 to reduce the net carrying value to $2,900,000.

         Pike Plaza, located in Lawrenceville, Georgia, is a 27,426 square foot strip shopping center that was constructed in 1986 and is situated on 2.73 acres of land. During the second quarter of 1995, negotiations were held with a prospective buyer to sell the property for $900,000. Since the net carrying value was in excess of the fair value, a write-down for impairment of value of $151,000 was recorded in the quarter ended June 30, 1995 in order to reduce the net carrying value to $900,000. During the third quarter of 1995, a contract was signed to sell the property for $775,000, including closing costs. As a result, an additional write-down for impairment of $118,000 was recorded in the third quarter of 1995. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of September 30, 1995. The property was sold in February 1996 for $771,000, net of closing costs.

         Riverbend Shopping Center, located in Pennington Gap, Virginia, is a 51,848 square foot strip shopping center that was constructed in 1987 and is situated on 8.637 acres of land. The net carrying value of the property was $1,693,000 as of April 7, 1994. It was determined that the fair value of the property was approximately $1,404,000 as of December 31, 1994 due to a decline in fair value caused by the December 1994 vacancy of a tenant that previously occupied 6,388 square feet of space and the relative lack of desirability of the center to major investors due to its remote mountain location. The fair value of this and comparable buildings was estimated at approximately $33 per square foot. Due to the decline in fair value, a write-down for impairment of value of $250,000 was recorded for the period ended December 31, 1994. No write-down was recorded in 1995. During the fourth quarter of 1996, the Company entered into a contract to sell the property for $600,000, including closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of December 31, 1996 and a write-down of $749,000 was recorded in the fourth quarter of 1996 to reduce the net carrying value to $600,000. The property was sold in March 1997 for net proceeds of $622,000.

         Shoppes at Cloverplace, located in Palm Harbor, Florida, was a 54,063 square foot strip shopping center that was constructed in 1986 and is situated on 7.06 acres of land. The net carrying value of the property was $3,000,000 as of April 7, 1994. Based on sales of comparable strip centers in the area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was $2,826,000 as of December 31, 1994. The fair value of this and comparable buildings was approximately $52 per square foot. Consequently, a $119,000 write-down for impairment of value was recorded for the period ended December 31, 1994. No write-down was recorded in 1995. During March of 1996, the Company entered into a contract to sell the property for $2,500,000, including closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of March 31, 1996 and a write-down of $297,000 was recorded in the first quarter of 1996. The property was sold in June 1996 for net proceeds of $2,547,000.

         Southridge Plaza, located in Denton, Texas, is a 26,014 square foot strip shopping center that was constructed in 1988 and is situated on 3.53 acres of land. During the third quarter of 1995, a letter of intent was signed to sell the property for $3,100,000, including closing costs. As a result, a $330,000 write-down for impairment was recorded in the third quarter of 1995 in order to reduce the net carrying value to $3,100,000. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of September 30, 1995. The net carrying value of the property was $3,065,000 as of December 31, 1995. During the first quarter of 1996, the Company entered into a contract to sell the property for $2,850,000, including closing costs. Accordingly, a write-down of $215,000 was recorded in the first quarter of 1996. During the fourth quarter of 1996, the Company entered into an amendment to reduce the contract price to $2,650,000, including closing costs. Accordingly, an additional write-down of $233,000 was recorded in the fourth quarter of 1996 to reduce the net carrying value to $2,650,000.

         The Fort Smith Quarry, a first mortgage loan with an original principal balance of $7,450,000 and bearing interest at 9% per annum, was to mature in January 2002. The net asset value was $7,353,000 as of April 7, 1994. The loan was secured by a 198,869 square foot community shopping center situated on 18.18 acres of land located in Fort Smith, Arkansas. Based on a review of the fair value of the underlying property, it was determined that the fair value of the mortgage loan was $7,150,000 as of December 31, 1994. Consequently, a write-down for possible loan loss of $171,000 was recorded for the period ended December 31, 1994. In the fourth quarter of 1995, the Company entered into a contract to sell the mortgage for $6,197,000, net of closing costs. As a result, the mortgage was reclassified on the consolidated balance sheet from an earning mortgage to an asset held for sale as of December 31, 1995 and a write-down of $900,000 was recorded to reduce the net carrying value to $6,197,000. No write-down was recorded in 1996. The mortgage was sold in January 1996 for net proceeds of $6,191,000.

         University Service Center, a first mortgage loan with an original principal balance of $3,300,000 and bearing interest at prime plus 1 1/2% per annum, was due in April 1994. Since then management had been negotiating a restructuring of the loan with the borrower. Under the terms of the proposed restructure agreement, the borrower was to pay $34,000 of accrued interest and legal fees, the mortgage was to accrue interest at 12% per annum, the borrower was to pay 100% of the net cash flow of the underlying property toward interest and the loan maturity was to be extended to September 30, 1996. The mortgage loan is secured by a 92,000 square foot warehouse located in San Bernardino, California. The net carrying value of the mortgage was $2,412,000 at December 31, 1994. Based on a review of comparable buildings in the immediate market area with similar occupancy levels, it was determined that the fair value of the collateral and of the mortgage loan was $2,317,000 as of December 31, 1994. The fair value of the underlying property and of comparable properties was estimated at approximately $25 per square foot. Consequently, a write-down for possible loan losses of $95,000 was recorded for the period ended December 31, 1994. During 1995 management continued negotiating a restructuring of the mortgage loan with the borrower and entered into a third extension and modification agreement in December 1995. Based on the fair value of the collateral less costs and risks of converting the debt position to equity, an additional write-down of $517,000 was recorded in the fourth quarter of 1995 in order to reduce the net carrying value to $1,800,000. During the fourth quarter of 1996, the Company entered into a contract to sell the mortgage for $1,650,000. Accordingly, it was reclassified on the consolidated balance sheet from a non-earning mortgage to an asset held for sale as of December 31, 1996 and a write-down of $150,000 was recorded. In March 1997 the mortgage was sold for net proceeds of $1,660,000.

         Lake Elsinore, located in Lake Elsinore, California, consisted of approximately 400 parcels of vacant land, primarily consisting of single family home sites. The property was transferred to the Company from Liberte subject to an existing accrued real estate tax liability. Because, in the opinion of management, the total outstanding tax liability approximated the fair value of the property, the Company did not pay the prior accrued real estate tax liability or the current taxes on such property. The Company's negotiations with various prospective buyers focused on selling the property subject to the existing real estate tax liability plus cash. Local taxing authorities expressed an interest in negotiating a settlement of the outstanding tax liability with prospective buyers in order to have the property developed and the new owner(s) pay current taxes. Based on negotiations with prospective buyers it was determined that the fair value of the property as of December 31, 1994, if sold subject to the outstanding real estate tax liability, was approximately $1,202,000. Consequently, a write-down for impairment of value of $1,068,000 was recorded for the period ended December 31, 1994 in order to reduce the net carrying value of the property to an amount that after subtracting the outstanding real estate tax liability would be equal to the estimated amount of net cash received in a sale (subject to the outstanding tax liability). During 1996, real estate taxes were accrued up to an amount equal to the net carrying value of the property. No write-down was recorded in 1995 or 1996. During 1996, the local tax authorities, foreclosed upon the majority of the parcels of vacant land and in November 1996 the remaining lots were sold for net proceeds of $482,000.

         Lancaster Lots 1, located in Lancaster, California, consists of 16 single family lots. Based on negotiations with a prospective buyer it was determined that the estimated fair value of the property was approximately $40,000 as of December 31, 1995. As a result a write-down for impairment of value of $292,000 was recorded in the second quarter of 1995. No write-down was recorded during 1996.

         Lancaster Lots 2, located in Lancaster, California, consisted of 26 single family homes as of December 31, 1994. The net carrying value of the property was $3,703,000 as of April 7, 1994. Based on an estimated average net selling price of approximately $88,000 per single family home, the estimated fair value of the property was approximately $2,290,000 as of December 31, 1994. Consequently, a $656,000 write-down for impairment of value was recorded for the period ended December 31, 1994. No write-down was recorded in 1995 or 1996. In March 1996, the remaining three single family homes were sold for net proceeds of $236,000.

         Fort Worth 1, located in Fort Worth, Texas, consisted of nine acres of vacant land zoned for multi-family housing. The net carrying value of the property was $855,000 as of April 7, 1994. Based on an estimated selling price of approximately $65,000 per acre, it was determined that the fair value of the property was $581,000 as of December 31, 1994. Consequently, a $272,000 write-down for impairment of value was recorded for the period ended December 31, 1994. Based on negotiations with prospective buyers in the fourth quarter of 1995, management determined that the fair value of the property at December 31, 1995, less estimated closing costs was approximately $370,000. As a result, a write-down for impairment of $208,000 was recorded in the fourth quarter of 1995 to reduce the net carrying value to $370,000. The property was sold in May 1996 for net proceeds of $389,000.

         Fort Worth Land II, located in North Richland Hills, Texas, consisted of 13 acres of land zoned for commercial use. Based on an estimated average net selling price of approximately $6.9 per acre, the estimated fair value of the property was approximately $90,000 as of December 31, 1994. As a result, a write-down of $53,000 was recorded for the period ended December 31, 1994. Management entered into a contract to sell the property for approximately $30,000, net of estimated closing costs, in the fourth quarter of 1995. As a result, a write-down of $59,000 was recorded in the fourth quarter of 1995 and the property was sold in January 1996 for net proceeds of $30,000. No write-down was recorded in 1996.

         Hanover Park, formerly classified as an earning mortgage as of December 31, 1994, was foreclosed upon in 1995 and reclassified as an asset held for sale. Hanover Park, located in Hanover Park, Illinois, consists of five acres of land zoned for commercial use. The net carrying value as of December 31, 1994 was $277,000. Based on an estimated selling price of $30,000 per acre, it was determined that the fair value of the property was $150,000 as of December 31, 1995. As a result a write-down of $127,000 was recorded during the fourth quarter of 1995. No write-down was recorded in 1996.

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

         Crimson Ridge Tract 2, located in Everman, Texas, consisted of 90 acres of vacant land zoned for residential use. The net carrying value of the property was $384,000 as of April 7, 1994. Based on an estimated selling price of approximately  $2.6 per  acre,  it was  determined  that  the fair  value of the property was $234,000 as of December 31, 1994. Consequently, a $150,000 write-down for impairment of value was recorded for the period ended December 31, 1994. Management entered into a contract to sell the property for approximately $70,000 net of closing costs in the fourth quarter of 1995. As a result, a write-down for impairment of $164,000 was recorded in the fourth quarter of 1995. No write-down was recorded in 1996. The property was sold in March 1996 for net proceeds of $82,000.

         Chico Land, located in Chico, California, consists of 87 acres of vacant land zoned for residential use. The net carrying value of the property was $331,000 as of April 7, 1994. Based on an estimated selling price of approximately  $2.1 per  acre,  it was  determined  that  the fair  value of the property was $182,000 as of December 31, 1994. Consequently, a $149,000 write-down for impairment of value was recorded for the period ended December 31, 1994. During the fourth quarter of 1995, based on the current estimated selling price of approximately $575 per acre, it was determined that the fair value of the property was $50,000 as of December 31, 1995. As a result, a write-down for impairment of $132,000 was recorded in the fourth quarter of 1995. No write-down was recorded in 1996.

         Kirkwood/Huntington Glen Land, located in Houston, Texas, consisted of nine acres of land zoned for residential use. Management entered into a contract to sell the asset for approximately $110,000 net of estimated closing costs, in the fourth quarter of 1995. As a result a write-down of $140,000 was recorded in the fourth quarter of 1995 and the property was sold in March 1996 for net proceeds of $113,000. No write-down was recorded in 1996.

         Park East Condominiums, located in Pinnellas Park, Florida consisted of nine condominium units and was formerly classified as a non-earning mortgage as of December 31, 1994. The mortgage was foreclosed upon during 1995. Management entered into a contract to sell the asset for approximately $204,000 net of estimated closing costs, in the fourth quarter of 1995. As a result, a write-down of $65,000 was recorded in the fourth quarter of 1995 and the asset was sold in January 1996 for net proceeds of $210,000. No write-down was recorded in 1996.

         Ramser Development is a first mortgage loan secured by a 43,925 square foot warehouse located in San Diego, California. The Company instituted a foreclosure action in April 1995. As a result of the foreclosure action, the court has provided a lockbox arrangement whereby the net cash flow, if any, from the operation of the property is distributed to the Company. The Company is accounting for this loan as an in-substance foreclosure. The net carrying value of the asset was $1,167,000 as of April 7, 1994. Based on a review of comparable buildings in the immediate market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was $997,000 as of December 31, 1994. The fair value of this and comparable buildings was approximately $23 per square foot. Consequently, a $103,000 write-down for impairment of value was recorded for the period ended December 31, 1994. No write-down was recorded in 1995 or 1996. In the first quarter of 1997, the Company entered into a contract to sell this property for $1,300,000, net of closing costs.

         University Park Lots 1 and 2, located in Lancaster, California, consisted of 57 vacant lots zoned for single family homes. The net carrying value of the property was $1,952,000 as of April 7,1994. Based on an estimated selling price of approximately $30.5 per lot, it was determined that the fair value of the property was $1,643,000 as of December 31, 1994. Consequently, a $309,000 write-down for impairment of value was recorded for the period ended December 31, 1994. Based on signed sales option contracts during the second quarter of 1995, it was determined that the fair value was approximately $434,000. As a result a write-down of $1,209,000 was recorded in the second quarter of 1995. Subsequently, the option contracts expired. Based on current negotiations with prospective buyers it was determined that the estimated fair value was $180,000. As a result an additional write-down of $254,000 was recorded in the fourth quarter of 1995. No write-down was recorded in 1996. The property was sold in April 1996 for net proceeds of $181,000.

         Valley Creek Estates, located in Mesquite, Texas, consisted of 29 single family lots. Based on an estimated net selling price of approximately
$14.8 per lot, the estimated fair value of the property was approximately $430,000 as of December 31, 1994. As a result, a write-down of $65,000 was recorded for the period ended December 31, 1994. Management entered into a contract to sell the property for approximately $290,000 net of estimated closing costs in the fourth quarter of 1995. As a result, a write-down of $140,000 was recorded in the fourth quarter of 1995. The property was sold in May 1996 for net proceeds of $260,000. No write-down was recorded in 1996.

         P&V Enterprises, located in Palmdale, California, consists of 59 vacant lots zoned for single family homes. The net carrying value of the property was $1,856,000 as of April 7, 1994. Based on an estimated selling price of approximately $25.5 per lot, it was determined that the fair value of the property was $1,501,000 as of December 31, 1994. Consequently, a $355,000 write-down for impairment of value was recorded for the period ended December 31, 1994. Subsequently, based on signed sales option contracts during the second quarter of 1995, it was determined that the fair value was approximately
$574,000. As a result, a write-down of $926,000 was recorded in the second quarter of 1995. Subsequently, in the third quarter of 1995, an additional write-down of $54,000 was recorded. During 1996, the Company entered into an option contract with a prospective buyer, for a total sales price of $400,000, including estimated closing costs. Accordingly, a write-down of $120,000 was recorded in 1996 to reduce the net carrying value to $400,000.

         River Plantation, located in Conroe, Texas, consists of 88 single family lots zoned for single family homes. During the fourth quarter of 1996, the Company entered into a contract to sell the property for $494,000. Accordingly, a write-down of $372,000 was recorded in the fourth quarter of 1996 and the property was sold in January 1997 for net proceeds of $494,000.

         San Antonio Land #4, located in San Antonio, Texas, consists of eleven acres of land zoned for multi-family use. During the fourth quarter of 1996, the Company entered into a contract to sell the property for $150,000. Accordingly, a write-down of $247,000 was recorded in the fourth quarter of 1996 and the property was sold in February 1997 for net proceeds of $164,000.

         Inflation is not expected to have a material impact on the Company's results of operations or financial position.

Capital Expenditures

         Capital expenditures for the years ended December 31, 1996 and 1995 and the period April 7, 1994 through December 31, 1994, were $1,731,000, $1,885,000 and $868,000, respectively. For the year ended December 31, 1996, approximately $1,057,000 related to tenant improvements, $329,000 related to structural repairs at 1025 Vermont Avenue and the balance of the expenditures was for normal property improvements. For the year ended December 31, 1995, approximately $183,000 related to structural repairs at Olympia Corners, $243,000 related to structural repairs at Bayshore Apartments, approximately $151,000 related to roof repairs at Executive Airport Center and approximately $200,000 related to the expansion of an anchor tenant at Riverwood Plaza. The balance of the expenditures was for normal property improvements and tenant work. For 1997, the Company does not currently anticipate any significant capital expenditures, other than those that may be incurred in the ordinary course of business. The Company anticipates that its source of funds for such capital expenditures will be available cash generated from rents, interest received on mortgage loans, proceeds from the sale of assets and principal repayments on its mortgage loans.

         In January 1996, the Company purchased a vacant 43,000 square foot building located in the Southern Plaza Shopping Center for $800,000.

Liquidity and Capital Resources

         For the year ended December 31, 1996, cash and cash equivalents decreased by $4,440,000. Net cash of $8,996,000 was generated from operating activities, $44,689,000 in net cash was generated from investing activities and $58,125,000 in net cash was used for financing activities. Cash generated from investing activities consisted primarily of net proceeds from sales of assets of $35,753,000 and net collections on mortgage loans of $14,723,000, partially offset by acquisitions of operating properties of $4,056,000 and improvements to operating properties of $1,731,000. Net cash used for financing activities consisted primarily of net Senior Debt repayments of $47,332,000, purchases of interests in the Senior Debt of $7,925,000, mortgage loan repayments of $2,840,000 and payments of preferred stock dividends of $28,000.

         In connection with Liberte's Plan of Reorganization, the Company assumed Liberte's then outstanding debt under the Prior Credit Agreements which was restructured pursuant to the Credit Agreement (each, as defined under "Business -- Background"), the Company's sole credit facility. As of December 31, 1996, the aggregate principal amount of indebtedness outstanding under the Credit Agreement (the "Senior Debt") was approximately $2,490,000, which is net of the approximately $1,171,000 outstanding principal amount which the Company acquired through December 31, 1996. On January 30, 1997, the Company repaid the outstanding indebtedness under the Credit Agreement. The source of the funds used to make this payment was available cash generated from rents, interest received on mortgage loans, proceeds from the sales of assets and principal repayments on its mortgage loans. The Company has no agreements in place for the extension of credit and the Company, at present, believes that available cash, existing cash flow from operations and the proceeds from sales of properties and mortgage repayments are sufficient to satisfy the Company's foreseeable cash requirements (principally scheduled debt maturities and amortization, capital expenditures and other assumed liabilities inclusive of real estate taxes).

         The Credit Agreement contained covenants which required the maintenance of leverage, asset coverage and collateral coverage ratios as well as a minimum net worth of $40,000,000. The Credit Agreement also contained certain covenants which, among other things, subject to certain exceptions, limited or restricted the ability of (A) the Company to (i) declare or pay dividends or other distributions on its equity securities (other than the Series I Preferred Stock) and (ii) purchase or redeem its own shares and (B) the Company and its Consolidated Subsidiaries (as defined in the Credit Agreement) to (i) incur additional indebtedness (including contingent obligations), or allow to exist or grant liens in respect of its assets, (ii) make investments, (iii) sell or otherwise dispose of a substantial portion of the assets of the Company and its Consolidated Subsidiaries, taken as a whole, and (iv) dissolve, liquidate, merge into or consolidate with another entity.

         On March 18, 1997, the Company announced a special dividend of $2.50 per Common Share to shareholders of record as of March 28, 1997, to be paid on April 14, 1997, for a total dividend on all Common Stock of $25,000,000. The source for the special dividend was generated primarily from proceeds realized from the sale of assets.

Recent Developments

         As of March 15, 1997 Cortez Plaza was under a contract for sale which was subject to a number of closing conditions. On March 24, 1997, the buyer terminated the contract pursuant to its right under such contract. The Company is continuing to pursue a sale of Cortez Plaza.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



Independent Auditor's Report....................................................

Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995.......

Consolidated Statements of Operations for the years ended December 31, 1996 and 1995 and the period April 7, 1994
(commencement of operations) through December 31, 1994..........................

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996 and 1995 and the period April 7, 1994
(commencement of operations) through December 31, 1994..........................

Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995 and the period April 7, 1994
(commencement of operations) through December 31, 1994..........................

Notes to Consolidated Financial Statements......................................

Certain consolidated financial statements of Liberte are included in the excerpts from the Annual Report on Form 10-K of Liberte for the fiscal year ended June 30, 1993 and the Quarterly Report on Form 10-Q of Liberte for the quarter ended March 31, 1994 filed as Appendix I to this Form 10-K.

INDEPENDENT AUDITOR'S REPORT


To the Shareholders of Resurgence Properties Inc.

We have audited the accompanying consolidated balance sheets of Resurgence Properties Inc. and subsidiaries as of December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period April 7, 1994 (commencement of operations) through December 31, 1994. Our audits also included the financial statement schedules listed in the index at Item 14. These consolidated financial statements and the financial statement schedules are the responsibility of the management of Resurgence Properties Inc. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Resurgence Properties Inc. and subsidiaries as of December 31, 1996 and December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period April 7, 1994 through December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

New York, New York
March 24, 1997

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                December 31,
                                                                                                          1996               1995
                                                                                                       ---------          ---------
ASSETS

OPERATING REAL ESTATE PROPERTIES:
     Land ....................................................................................         $   7,841          $  20,539
     Buildings and improvements ..............................................................            32,557             78,868
                                                                                                       ---------          ---------
                                                                                                          40,398             99,407
     Accumulated depreciation and amortization ...............................................            (2,893)            (4,337)
                                                                                                       ---------          ---------

         Operating real estate properties, net ...............................................            37,505             95,070

MORTGAGE LOANS ON REAL ESTATE:
     Earning .................................................................................              --               15,052
     Non-earning .............................................................................             3,228              7,162
                                                                                                       ---------          ---------
                                                                                                           3,228             22,214
     Allowance for possible losses ...........................................................            (3,198)            (5,295)

     Mortgage loans on real estate, net ......................................................                30             16,919

CASH AND CASH EQUIVALENTS ....................................................................             4,378              8,818

ACCOUNTS RECEIVABLE (net of allowance for doubtful accounts of $244 and $196) ................             1,054              1,802

ASSETS HELD FOR SALE .........................................................................            49,387             31,707

OTHER ASSETS .................................................................................               932              1,547

TOTAL ASSETS .................................................................................         $  93,286          $ 155,863
                                                                                                       =========          =========



RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                December 31,
                                                                                                          1996               1995
                                                                                                       ---------          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Senior debt .............................................................................         $   2,490          $  57,898
     Mortgage notes payable ..................................................................             5,294              8,134
     Real estate taxes .......................................................................               482              5,476
     Other liabilities .......................................................................             1,320              2,354
                                                                                                       ---------          ---------
         Total liabilities ...................................................................             9,586             73,862

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK ...................................................................               300                300

SHAREHOLDERS' EQUITY:
     Common stock, par value $.01; 50,000,000 shares authorized;
         10,000,000 shares issued and outstanding ............................................               100                100
     Paid-in-capital .........................................................................           101,045            101,045
     Accumulated deficit .....................................................................           (17,745)           (19,444)
                                                                                                       ---------          ---------

         Total shareholders' equity ..........................................................            83,400             81,701
                                                                                                       ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................................         $  93,286          $ 155,863
                                                                                                       =========          =========


                 See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                               For the period
                                                                                                                April 7, 1994
                                                                                                                (commencement
                                                                                                                of operations)
                                                                                                                    through
                                                                       For the years ended December 31,           December 31,
                                                                           1996                 1995                  1994
                                                                         --------             --------              --------
REVENUES:
     Minimum rents .........................................             $ 14,421             $ 16,890              $  9,668
     Recoveries from tenants ...............................                2,678                3,580                 2,079
     Mortgage loan interest ................................                4,444                2,196                 2,021
     Investment income .....................................                  784                  678                 1,032
     Net gain from asset dispositions ......................                1,367                   84                    89
     Other .................................................                1,360                  429                   106
                                                                         --------             --------              --------
         Total revenues ....................................               25,054               23,857                14,995
                                                                         --------             --------              --------
EXPENSES:
     Property operations ...................................                6,946                8,146                 5,796
     Interest expense ......................................                3,204                6,438                 4,546
     Non-income producing assets ...........................                1,101                1,864                 2,011
     Management fees .......................................                1,916                2,049                 1,904
     General and administrative ............................                  602                1,028                 2,516
     Depreciation and amortization .........................                3,126                3,322                 2,001
     Write-downs for impairment of value ...................                6,591                9,005                 8,460
                                                                         --------             --------              --------
         Total expenses ....................................               23,486               31,852                27,234
                                                                         --------             --------              --------
INCOME (LOSS) BEFORE INCOME
     TAXES AND EXTRAORDINARY GAIN ..........................                1,568               (7,995)              (12,239)

     Income Taxes ..........................................                 --                   --                    --
                                                                         --------             --------              --------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ....................                1,568               (7,995)              (12,239)

     Extraordinary Gain ....................................                  159                  839                  --
                                                                         --------             --------              --------
NET INCOME (LOSS) ..........................................             $  1,727             $ (7,156)             $(12,239)
                                                                         ========             ========              ========
INCOME (LOSS) PER COMMON SHARE
  (10,000,000 shares outstanding):

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ....................             $   0.16             $  (0.80)             $  (1.22)

EXTRAORDINARY GAIN .........................................                 0.01                 0.08                  --
                                                                         --------             --------              --------
NET INCOME (LOSS) ..........................................             $   0.17             $  (0.72)             $  (1.22)
                                                                         ========             ========              ========

                 See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years  Ended  December  31,  1996 and 1995 and the Period  April 7, 1994
(commencement  of operations)  through  December 31, 1994 (Dollars in thousands, except share amounts)
-----------------------------------------------------------------------------------------------------------------------------------



                                                        COMMON STOCK                PAID - IN         ACCUMULATED
                                                  SHARES            AMOUNT           CAPITAL            DEFICIT            TOTAL
                                                ----------        ----------        ----------        ----------         ----------
Balance, April 7,1994 ..................        10,000,000        $      100        $  101,045        $     --           $  101,145

Preferred stock dividends ..............              --                --                --                 (21)               (21)

Net loss ...............................              --                --                --             (12,239)           (12,239)
                                                ----------        ----------        ----------        ----------         ----------

Balance, December 31, 1994 .............        10,000,000               100           101,045           (12,260)            88,885

Preferred stock dividends ..............              --                --                --                 (28)               (28)

Net loss ...............................              --                --                --              (7,156)            (7,156)
                                                ----------        ----------        ----------        ----------         ----------

Balance, December 31, 1995 .............        10,000,000               100           101,045           (19,444)            81,701

Preferred stock dividends ..............              --                --                --                 (28)               (28)

Net income .............................              --                --                --               1,727              1,727
                                                ----------        ----------        ----------        ----------         ----------
Balance, December 31, 1996 .............        10,000,000        $      100        $  101,045        $  (17,745)        $   83,400
                                                ==========        ==========        ==========        ==========         ==========

                 See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                            For the period
                                                                                                             April 7, 1994
                                                                                                            (commencement
                                                                                                             of operations)
                                                                                                                 through
                                                                          For the years ended December 31,     December 31,
                                                                               1996              1995              1994
                                                                             --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................       $  1,727          $ (7,156)         $(12,239)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation and amortization:
       Operating real estate properties ..............................          2,617             3,182             1,985
       Other assets ..................................................            509               140                16
     Net gain from asset dispositions ................................         (1,367)              (84)              (89)
     Extraordinary gain ..............................................           (159)             (839)             --
     Write-downs for impairment of value .............................          6,591             9,005             8,460
     Straight line adjustment for stepped rentals ....................            (47)              158               366
     Net changes in assets and liabilities ...........................           (875)           (2,959)            1,846
                                                                             --------          --------          --------

         Net cash provided by operating activities ...................          8,996             1,447               345
                                                                             --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sales of assets .................................         35,753             7,636            22,675
   Net collections on mortgage loans .................................         14,723             2,748            21,365
   Improvements to operating properties ..............................         (1,731)           (1,885)             (868)
   Acquisitions of operating properties ..............................         (4,056)           (9,532)          (11,550)
   Acquisitions of mortgage loans ....................................           --                --             (22,252)
                                                                             --------          --------          --------

         Net cash provided by (used for) investing activities ........         44,689            (1,033)            9,370
                                                                             --------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Senior debt repayments, net .......................................        (47,332)           (5,725)           (4,860)
   Mortgage loan repayments ..........................................         (2,840)             (206)             --
   Borrowing from a mortgage note payable ............................           --                --               2,340
   Preferred stock dividends .........................................            (28)              (28)              (13)
   Purchases of interest in senior debt ..............................         (7,925)          (12,514)             --
                                                                             --------          --------          --------

         Net cash used for financing activities ......................        (58,125)          (18,473)           (2,533)
                                                                             --------          --------          --------

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                            For the period
                                                                                                             April 7, 1994
                                                                                                            (commencement
                                                                                                             of operations)
                                                                                                                 through
                                                                          For the years ended December 31,     December 31,
                                                                               1996              1995              1994
                                                                             --------          --------          --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................         (4,440)          (18,059)            7,182

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................          8,818            26,877            19,695
                                                                             --------          --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................       $  4,378          $  8,818          $ 26,877
                                                                             ========          ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest ............................................       $  3,387          $  7,488          $  3,269
                                                                             ========          ========          ========


                 See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

A.       ORGANIZATION AND BASIS OF PRESENTATION

         Resurgence Properties Inc. and subsidiaries (the "Company") are engaged in diversified real estate activities, including the ownership, operation and management of retail, office, industrial/warehouse and multi-family real estate, and investments in mortgage loans on real estate.

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

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The accompanying consolidated financial statements contain the accounts of Resurgence Properties Inc. and its wholly owned subsidiaries, Resurgence TX LP, Inc., Resurgence TX GP, Inc., Resurgence Properties Texas, LP., West Side Mall Corp., Asten Associates Corp. and Jersey Property Corp. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts as of December 31, 1994 and 1995 have been reclassified to conform to the December 31, 1996 presentation.

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

         Operating Real Estate Assets, Depreciation and Write-down for Impairment - Each operating real estate property is carried at the lower of cost less accumulated depreciation or fair value, net of closing costs. Expenditures directly related to the acquisition and improvement of real estate properties are capitalized at cost as land, buildings and improvements. Each property is evaluated periodically to ascertain that net carrying value does not exceed fair value as determined by management. A write-down for impairment is recognized when it is determined that the net carrying value of an asset exceeds its fair value. Facts considered in the evaluation are the estimated future cash flows, current occupancy levels, the prospects for the property and the economic situation in the region where the property is located. The amount of impairment is measured as the difference between net carrying value and fair value.

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

         Assets Held for Sale - Foreclosed real estate, whether held for the production of income or held for sale, is recorded at the lower of cost or fair value, net of closing costs. Any excess of the recorded investment in the mortgage loan relating to such real estate over the fair value of the collateral is recognized as a loan loss in the current period to the extent that it is not offset against previously established allowances. Management will decide whether foreclosed real estate will be held as operating real estate or held for sale. Operating properties and mortgage loans under contract for sale are classified as assets held for sale.

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

         Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax liabilities and deferred tax assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

         Net Income (Loss) Per Common Share - Net income (loss) per common share has been computed by adjusting net income (loss) for dividends on redeemable preferred stock, to arrive at earnings (loss) attributable to the common stockholders and then dividing such amount by the average number of common shares outstanding during the period. The redeemable preferred stock is not considered to be a common stock equivalent, as it cannot be converted into common shares.

         Average common shares used in the computations of net income (loss) per common share for the years ended December 31, 1996 and 1995 and the period ended December 31, 1994 were 10,000,000. The effects of stock options as discussed in Note J are not considered in the computations, as their effect is antidilutive.

         SFAS #114 Accounting by Creditors for Impairment of a Loan - Effective for fiscal year 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). The adoption of SFAS 114 did not have a material impact upon the Company's financial position or results of operations.

         SFAS #121 Accounting for the Impairment of Long-lived Assets and for Long Lived Assets to Be Disposed Of - In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The Company adopted this standard for the fiscal year beginning January 1, 1996 and it did not have a material effect on its financial position or results of operations.

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

         Management has reviewed the carrying values of its senior debt and mortgage notes payable in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities and has determined that they approximate the estimated fair value of those obligations as of December 31, 1996 and 1995.

         As of December 31, 1996 and 1995, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

D.       OPERATING REAL ESTATE ASSETS

         The following summarizes the net carrying value of the Company's operating properties by type:

                                      December 31,             December 31,
                                         1996                      1995
                                  Number       Amount       Number       Amount
                                  -------      -------      -------      -------
Retail .....................            5      $26,652           10      $62,466
Office .....................            1       10,853            3       23,199
Multi-Family ...............         --           --              1        5,640
Industrial/Warehouse .......         --           --              1        3,765
                                  -------      -------      -------      -------
                                        6      $37,505           15      $95,070
                                  =======      =======      =======      =======

         During 1995, the Company acquired one office building (1025 Vermont Avenue) for $9,532 in cash and sold one office building (Merrimack Executive Center) for $1,331, resulting in a gain of $26.

         During 1996, the Company sold seven operating properties (Barrington Hills, Breighton- Copper Creek, Cimarron Plaza, Harbor Bay, Olympia Corners, Pike Plaza and Shoppes at Cloverplace), for net cash proceeds of $26,473, including closing costs, resulting in a gain of $1,059.

         As of March 15, 1997, the Company had entered into contracts to sell six operating properties (Abco Plaza, Bayshore Club Apartments, Cortez Plaza, Executive Airport, Riverbend and 1025 Vermont Avenue). Accordingly, these properties were reclassified on the consolidated balance sheet from operating properties to assets held for sale as of December 31, 1996. On March 24, 1997, the buyer terminated the contract pursuant to its right under such contract. The Company is continuing to pursue a sale of Cortez Plaza.

         Minimum future rentals on noncancelable operating leases for the Company's real estate properties as of December 31, 1996 are as follows:

                  1997                             $  6,616
                  1998                                4,026
                  1999                                2,842
                  2000                                2,364
                  2001                                2,167
                  Thereafter                         15,354
                                                   --------
                                                   $ 33,369

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

E.       MORTGAGE LOANS ON REAL ESTATE

         The following sets forth the Company's outstanding mortgage loans by type of loan and type of property according to their earning or non-earning status:

                                           December 31,           December 31,
                                              1996                   1995
                                        Earning  Non-earning  Earning  Non-earning
                                        -------  -----------  -------  -----------
First mortgage loans:
  Acquisition and development ......    $  --      $    30    $  --      $ 1,080
  Completed properties .............       --         --       15,052      3,408
                                        -------    -------    -------    -------
                                           --           30     15,052      4,488
Second mortgage loans ..............       --         --         --        2,674
                                        -------    -------    -------    -------

                                        $  --      $    30    $15,052    $ 7,162
                                        =======    =======    =======    =======

         During 1995, the Company realized net proceeds of $2,748 from the payoff of seven mortgage loans and the pay down of two mortgage loans, resulting in a gain of $339.

         During 1996, the Company realized net proceeds of $20,914 plus contingent interest of $4,049 from the sale of one mortgage loan and the repayment of nine mortgage loans, resulting in a gain of $154.

         There was no past due interest receivable on the Company's earning mortgage loans at December 31, 1996 or 1995, respectively. Included in earning mortgage loans at December 31, 1995 is $1,403 of loans which have been subjected to either formal or informal modifications of rates and maturity dates due to financial difficulties of the borrowers. All earning mortgage loans at December 31, 1995 bear interest at fixed rates and had a weighted average yield of 8.36%.

F.       ASSETS HELD FOR SALE

         The following sets forth the Company's assets held for sale by category:

                                                              December 31,
                                                 1996                                1995
                                    ----------------------------         --------------------------
                                      No. of                               No. of
                                    Properties           Amount          Properties         Amount
                                    ----------           ------          ----------         ------
Land ......................                 3           $   300                10           $ 1,786
Single-family lots ........                 3               915                 7             6,150
Completed properties:
     Office ...............                 1            10,430              --                --
     Multi-family .........                 1             3,808                 2             7,295
     Shopping center/retail                 4            25,576                 3             8,665
     Single-family ........              --                --                   3               413
     Industrial ...........                 3             6,708                 1               997
     Condominiums .........              --                --                   1               204
Mortgage loan .............                 1             1,650                 1             6,197
                                      -------           -------           -------           -------

                                           16           $49,387                28           $31,707
                                      =======           =======           =======           =======

         During 1995, the Company sold various land assets for net proceeds of $6,065, including closing costs, resulting in a loss of $244.

         During 1996, the Company acquired a tax lien on a seven building industrial complex located in Lawrenceville, New Jersey, for $3,256 (including closing costs). In October 1996, the Company obtained title to the property. During 1996, the Company sold various land assets for net proceeds of $3,089, including closing costs, resulting in a gain of $153.

         During the period January 1, 1997 through March 15, 1997, the Company realized net proceeds of approximately $26.1 million from the sale of certain assets and repayment of the related mortgage loans, such assets had a carrying value of approximately $22.8 million at December 31, 1996. In addition, as of March 15, 1997, the Company has seven assets under contract (five operating properties and two land assets) for sale to various purchasers, which is expected to result in aggregate net proceeds of approximately $28.1 million. The net carrying value of these assets at December 31, 1996 was approximately $26.9 million. One of the assets under contract, the Cortez Plaza shopping center, represents in excess of 10% of the Company's (i) total gross revenue for the year ended December 31, 1996 and (ii) net carrying value of real estate assets at December 31, 1996. All of the assets under contract are subject to customary closing conditions. On March 24, 1997, the buyer terminated the contract pursuant to its right under such contract. The Company is continuing to pursue a sale of Cortez Plaza.

G.       SENIOR DEBT

         Pursuant to the Plan, the Company assumed certain liabilities of Liberte, including the obligations of Liberte for the repayment of secured lenders. The Company, the secured lenders and Fleet National Bank of Massachusetts, formerly Shawmut Bank Connecticut, as administrative agent, are parties to the Secured Credit Agreement (the "Agreement"). Under the Agreement, the Company assumed and agreed to pay the secured lenders a total of $81,836 (the "Senior Debt") which included $6,000 payable to Liberte. At the option of the Company, the Senior Debt bore interest at either (a) LIBOR as defined plus 2% through March 31, 1996 and 2.5% thereafter, or (b) the alternate base rate, which is the higher of the corporate base rate or the federal funds effective rate plus 1/2%. The Company had the ability to select interest rates for various components of the Senior Debt for various periods of time. At December 31, 1996, the interest rate was 8.25%. Interest payments were due based upon the period of time opted, but generally could be extended beyond three months.

         The Senior Debt was repayable in quarterly installments of $1,620 through September 30, 1998 plus a payment of $10,800 due on or before March 31, 1996 with a final payment of $41,876 on December 31, 1998. The Company could prepay without penalty or premium any portion of the outstanding balance.

         Substantially all of the Company's assets were collateral for the Senior debt. The Agreement provided for certain covenants relating to asset and collateral coverage, debt ratios and net worth levels. Additionally, the agreement limited or restricted the Company's ability to acquire and dispose of assets, incur additional indebtedness, purchase its common stock and pay dividends or make other distributions on its common stock.

         During 1996, the Company purchased participating interests in the Senior Debt in the principal amount of $8,075 for $7,916, and during 1995 the Company purchased participating interests in the Senior Debt in the principal amount of $13,353 for $12,514. No such purchases occurred during 1994. The difference between the purchase price and the principal amount acquired, net of closing costs, was recorded as an extraordinary gain.

         In January 1997, the Company repaid the entire outstanding balance of its Senior debt, including accrued interest, obtained lien releases on all of its collateralized assets and terminated the Agreement.

H.       MORTGAGE NOTES PAYABLE

         Mortgage notes payable are as follows:

                                                              December 31,   December 31,
                                                                  1996           1995
                                                                 ------         ------
Nonrecourse, first mortgage note maturing on July 31,
  2000 and collateralized by Barrington Hills(1) .............   $ --           $2,302

Nonrecourse, first mortgage note maturing on September 1,
  1997 and collateralized by Cross Creek Business Center(2) ..    5,294          5,832
                                                                 ------         ------

                                                                 $5,294         $8,134
                                                                 ======         ======

--------
1 In January 1996, the Company sold Barrington Hills and repaid the mortgage in full.

2 Interest, fixed at 9.75% per annum, and principal based on an eight year amortization, payable monthly, with a balloon payment due at maturity on September 1, 1997. All principal payments due as of December 31, 1996 are to be paid in 1997.

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

J.       AGREEMENTS WITH MANAGERS

         On May 4, 1994, the Company entered into a management agreement, as amended, with Concurrency Management Corp. ("Concurrency"), which was assigned to Wexford Management LLC ("Wexford") as of January 1, 1996, pursuant to which Wexford serves as portfolio manager. Prior to May 4, 1994, the Company utilized Bear Stearns Real Estate Group Inc., a wholly owned subsidiary of Bear Stearns & Co., Inc. to provide these services and paid $72 in portfolio management fees. The management agreement with Wexford expires May 4, 1997, but may be terminated by the Company at its option upon 60 days' prior written notice or at any time for cause, as defined. The Company is currently negotiating the terms of an extension to the Wexford Management Agreement with Wexford. The terms have not as yet been agreed upon.

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

         Wexford received a portfolio management fee of $50 per month and upon assumption of the asset management duties from LMI, on the Notification Date, as defined below, the fee was increased to $171 per month for all services performed. For the year ended December 31, 1996, Wexford agreed to reduce the Wexford Management Fee to $1,916. For the year ended December 31, 1995, Wexford was paid a Wexford Management Fee of $2,049. Certain officers of the Company are also officers of Wexford. Various unrelated property managers have been engaged to oversee daily property activities.

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

         The following table sets forth information relating to the Management Options at December 31, 1996, 1995 and 1994:

                                                  Total        Total           Total        Total         Total
                                    Total         shares       shares          shares      shares         shares
                                    shares        under        under           under        under          under        Per Share
                                     under       granted    exercisable      forfeited    exercised       expired       exercise
                                    options      options      options        options       options        options        price
                                   ---------     -------      -------        -------       -------        -------       --------
         December 31, 1994         1,111,111     555,555      134,256             --           --             --          $8.50
         December 31, 1995         1,111,111     603,055      289,955             --           --             --          $8.50
         December 31, 1996         1,111,111     585,336      435,859         17,719           --             --          $8.50

         A consulting agreement with Liberte, providing for the Company to pay Liberte $88 per quarter through March 31, 1996, was terminated by the Company effective December 31, 1994 upon payment of $500 to Liberte. Through termination, Liberte received $668 which is included in general and administrative expenses.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective for the Company beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on the net income and earnings per share. As of December 31, 1996, there was no effect on net income or earnings per share arising from stock based compensation.

K.       INCOME TAX

         The Company files a consolidated federal income tax return including all its subsidiaries. At December 31, 1996, the Company had estimated net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $15.3 million, which expire in the years 2009 through 2011.

         Following is a summary of the deferred tax asset as of December 31, 1996 and 1995:

                                                               December 31,
                                                            1996         1995
                                                          --------     --------
Deferred tax asset:
     Excess of tax over book basis of net assets .....    $  9,877     $ 10,483
     Less: Valuation allowance .......................      (9,877)     (10,483)
                                                          --------     --------

         Net tax asset ...............................    $   --       $   --
                                                          ========     ========

         Due to Liberte's history of recurring losses and the very brief operating history of the Company it has not been established that it is more likely than not that the benefits of the deferred tax assets will be realized, accordingly a valuation allowance has been established in the entire amount of the deferred tax asset.

L.       COMMITMENTS AND CONTINGENCIES

         Lease Commitments - The Company is a tenant under three long-term operating ground leases relating to two of its operating real estate properties, classified as assets held for sale at December 31, 1996. Future minimum annual lease payments at December 31, 1996 are as follows:

                  1997                           $  177
                  1998                              177
                  1999                              177
                  2000                              177
                  2001                              177
                  Thereafter                      5,324
                                                  -----
                                                 $6,209
                                                 ======

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

M.       WRITE-DOWNS FOR IMPAIRMENT OF VALUE AND LOAN LOSSES

         The Company monitors the value of its assets to ascertain that the net carrying value of its assets are not in excess of fair value based on current information available to the Company. Write-downs were taken so as to reduce the net carrying value of these assets to amounts that in the Company's judgement reflect fair value. No independent appraisal of these assets has occurred or is contemplated. Since the determination of fair value is based on future economic events which are inherently subjective, the amounts ultimately realized may differ materially from the net carrying values as of December 31, 1996 and 1995.

         Write-downs for impairment of value and loan losses charged to operations are as follows:

                                                                                        For the period April 7, 1994
                                                                 For the years           (commencement of operations)
                                                                ended December 31,           through December 31,
                                                               1996           1995                  1994
                                                           -------------  ------------  -----------------------------
                  Operating real estate properties         $         --   $        --           $     2,351
                  Mortgage loans on real estate                      --          3,021                2,227
                  Assets held for sale                             6,591         5,984                3,882
                                                           -------------- ------------          -----------

                                                           $       6,591  $      9,005          $     8,460
                                                           =============  ============          ===========

         Upon consummation of the Liberte's Plan of Reorganization on April 7, 1994, Liberte transferred to the Company substantially all of its assets. Thus, the Company began actively managing its portfolio of assets upon inception on April 7, 1994. This process of actively managing the portfolio has, in some cases, yielded improved market related information compared to that which was available at the time of the assumption of Liberte's assets. This information indicated the fair value of certain assets was below their net carrying values. In this regard the events or changes in circumstances which occurred for the years ended December 31, 1996 and 1995 and for the period April 7, 1994 (commencement of operations) through December 31, 1994 that have given rise to the write-downs for impairment indicated above include one or more of the following: (i) in the case of operating properties, management considered any changes in occupancy or desirability of the property and the Company's intended holding period, received information regarding sales or fair value information on comparable properties, and received non-binding offers from interested buyers for certain properties; (ii) in the case of mortgage loans, management entered into negotiations and/or agreements for payoffs or workouts on certain mortgages, received non-binding offers for sale on certain mortgages or received new fair value information regarding the collateral; and (iii) in the case of assets held for sale, as a result of actively marketing such assets, the Company has recorded write-downs for impairment of asset value based on non-binding offers received, sales prices of comparable properties and sales prices for partial sales of properties. The portfolio of assets held for sale, excluding operating properties and mortgage loans under contract for sale, primarily consists of vacant, unimproved or partially improved, subdivided land, which is typically sold off a few lots or parcels at a time. Consequently as lots or parcels are sold, management adjusts the net carrying value of the remaining lots or parcels for each property to the lower of cost or fair value based on the sale prices of the lots or parcels sold. No active, formal market exists for a majority of the Company's portfolio of assets held for sale nor do these properties generate cash flow. Consequently, the determination of fair value is extremely subjective.

         A discussion of the specific circumstances regarding material write-downs recorded for the years ended December 31, 1996 and 1995 and for the period April 7, 1994 through December 31, 1994 follows (this discussion excludes changes in net carrying values resulting from capital improvements, sales, pay downs or depreciation):

         Operating Properties

         Cross Creek Business Center, located in Deerfield, Illinois, is a three story, 116,895 square foot office building that was constructed in 1987 and is situated on 7.45 acres of land. The net carrying value of the property was $11,888 as of April 7, 1994. Based on a review of comparable office buildings in the market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was approximately $11,547 as of December 31, 1994. The fair value of this and comparable buildings is estimated at approximately $99 per square foot. Consequently, a write-down for impairment of value of $107 was recorded for the period ended December 31, 1994. No write-down was recorded in 1995 or 1996.

         Riverwood Plaza, located in Port Orange, Florida, is a 83,003 square foot strip shopping center that was constructed in 1984 (Phase 1) and 1990 (Phase 2) and is situated on 14.77 acres of land. The net carrying value of the property was $4,934 as of April 7, 1994. Based on a review of comparable shopping centers in the market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was approximately $4,290 as of December 31, 1994. Consequently, a write-down of $505 was recorded as of December 31, 1994. No write-down was recorded in 1995 or 1996.

         Mortgage Loans

         Centerpointe, a second mortgage loan with an original principal balance of $2,996 and bearing interest at 7.25% per annum, went into default in August 1994. The loan was secured by a 65,745 square foot office building located in San Bernardino, California. The market for this type of "flex" office space weakened considerably between April 1994 and December 1994. The net carrying value of the mortgage was $1,901 as of April 7, 1994. Based on the fair value of the collateral less a first lien position of approximately $1,255 and the risk factor of a second mortgage position, it was determined that the fair value of the mortgage loan was approximately $1,149 as of December 31, 1994. Consequently, a write-down for possible loan losses of $735 was recorded for the period ended December 31, 1994. During the fourth quarter of 1995, the first mortgagee foreclosed on the underlying property and consequently, the Company's investment in the mortgage loan was completely lost. As a result, a write-down of $1,149 was recorded in 1995. No write-down was recorded in 1996.

         KHB, a second mortgage loan with an original principal balance of $8,350 and bearing interest at 7% per annum, went into default in 1994. The net carrying value of the mortgage was $1,061 at December 31, 1994. Based on the projected amount of future cash flow, it was determined that the fair value of the mortgage loan was $119 as of December 31, 1994. As a result, a write-down for possible loan loss of $943 was recorded for the period ended December 31, 1994. This mortgage loan was settled in full in June 1995 for net proceeds of $411.

         Lievan J. VanReit, a first mortgage loan with an original principal balance of $750 and bearing interest at prime plus 1 1/2% per annum, was due in June 1995. An appraisal performed on the collateral revealed a fair value of approximately $324. Preliminary negotiations with the borrower to repay the loan in full for approximately $350 were held. The net carrying value of the mortgage was $499 as of April 7, 1994. Consequently, a write-down for possible loan losses of $150 was recorded for the period ended December 31, 1994 to bring the net carrying value of the loan to $324. In June 1995 the mortgage was paid off in full for a negotiated settlement of $324.

         Robert K. Utley III is a first mortgage loan with an original principal balance of $1,046 bearing interest at 8% per annum and due in 1998. The mortgage loan went into default in June 1994 when the borrower discontinued making monthly payments of principal and interest. The net carrying value of the mortgage loan prior to the write-down for impairment was $953. During the third quarter of 1995, management entered into negotiations to settle the loan for $500. As a result, a write down for possible loan losses of $453 was recorded in the quarter ended September 30, 1995 in order to reduce the net carrying value to $500.

         During the fourth quarter of 1995, management negotiated a settlement of the loan for $250 and the sale of the underlying collateral for $125. As a result, a write-down for possible loan losses of $125 was recorded in the fourth quarter of 1995 to reduce the net carrying value to $375. In February 1996, the $250 payment was received and in April 1996, the $125 payment was received.

         Summerhill Del Ray, a first mortgage loan with an original principal balance of $1,395 and bearing interest at prime plus 1% per annum, went into default in September 1993. The mortgage loan is secured by twenty single family lots located in Riverside, California. The net carrying value of the mortgage loan prior to the write-down for impairment was $204. Based on a review of the fair value of the underlying property, it was determined that the fair value of the mortgage loan was $30 as of December 31, 1995. As a result, a write-down for possible loan losses of $174 was recorded in the fourth quarter of 1995 to reduce the net carrying value to $30. No write-down was recorded in 1996. In February 1997, the mortgage was settled in full for net proceeds of $300.

         Texas Waggoner, a first mortgage with an original principal balance of $1,700 and bearing interest at 6.0%, was due in May 1995. Management restructured the mortgage loan to a fixed interest rate of 8.5% and extended the maturity date to May 1998. The mortgage loan is secured by a 10 square foot stand alone retail center, located in the City of Fort Worth Texas. Based on a review of the fair value of the underlying property, it was determined that the fair value of the mortgage loan was $540 as of December 31, 1995. As a result, a write-down for possible loan losses of $603 was recorded in the fourth quarter of 1995 to reduce the net carrying value to $540. No write-down was recorded in 1996. The mortgage was settled in full in July 1996 for net proceeds of $702.

         Assets Held for Sale

         Since many of the Company's assets held for sale are homogeneous, consisting of vacant, unimproved or partially improved land, a detailed discussion of only material write-downs follows:

         Bay Shore Club Apartments, located in Naples, Florida, is a two story, 200 unit apartment complex comprising 165,600 square feet in 16 buildings that was constructed in 1976 and renovated in 1991 and is situated on 32.27 acres of land. The net carrying value of the property was $6,200 as of April 7, 1994. Based on a review of sales of comparable buildings in the immediate market area, it was determined that the fair value of the property was approximately $5,583 as of December 31, 1994. The fair value of this and comparable buildings was estimated at approximately $34 per square foot. Consequently, a write-down for impairment of value of $515 was recorded for the period ended December 31, 1994. No write-down was recorded during 1995. The net carrying value of the property was $5,640 as of December 31, 1995. In March 1996, the Company entered into a contract for sale of the property for $5,350. Due to a subsequent decline in the standard of living in the neighborhood, increases in the number of available garden apartment units in the marketplace and the inability to reverse the decline in the occupancy at the property, it was necessary to negotiate an amendment to the contract reducing the sale price to $4,400, including estimated closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of March 31, 1996 and a write-down of $1,197 was recorded in the first quarter of 1996. Subsequently, the amended contract fell through and the Company entered into a new contract during the third quarter of 1996 with a different purchaser for $3,800, net of closing costs. Accordingly, a write-down of $620 was recorded in the third quarter of 1996 to further reduce the net carrying value to $3,800. The property was sold in January 1997 for net proceeds of $3,849.

         Copper Creek, located in Fort Worth, Texas, was a three story, 274 unit apartment complex comprising 206,036 square feet in 14 buildings that was constructed in 1986 and is situated on 12.46 acres of land. The net carrying value of the property was $5,244 as of April 7, 1994. Management began actively marketing the property for sale in late 1994 and preliminary discussions with prospective purchasers yielded sale prices of approximately $4,400. Consequently, management recorded a $723 write-down for impairment of value for the period ended December 31, 1994, bringing the net carrying value to $4,444. During the second quarter of 1995, management entered into negotiations for sale of the property for approximately $4,000 and recorded an additional write-down of $422 in connection therewith, bringing the net carrying value to $4,000 as of June 30, 1995. During the third quarter of 1995 management entered into a contract to sell the property for $4,000. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of September 30, 1995. During the fourth quarter of 1995, the Company entered into a new contract to sell the property for $3,700 including closing costs and an additional write-down of $157 was recorded in the fourth quarter of 1995 to further reduce the net carrying value to $3,700. No write-down was recorded in 1996. The property was sold in April 1996 for net proceeds of $3,717.

         Cortez Plaza, located in Bradenton, Florida, is a 289,612 square foot power shopping center that was constructed in 1966 and renovated in 1988 and is situated on 26.2 acres of land. During the fourth quarter of 1996, the Company entered into a contract to sell the property for $17,100 including closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of December 31, 1996 and a write-down of $1,540 was recorded in the fourth quarter of 1996 to reduce the net carrying value to $17,100.

         Executive Airport Business Center, located in Fort Lauderdale, Florida, is a single story, 72,573 square foot industrial building that was constructed in 1986 and is situated on 6.09 acres of land. The net carrying value of the property was $3,747 as of April 7, 1994. Based on a review of similar industrial buildings in the market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was $3,708 as of December 31, 1994. The fair value of this and comparable buildings was approximately $51 per square foot. Consequently, a write-down for impairment of value of $92 was recorded for the period ended December 31, 1994. No write-down was recorded in 1995. During the fourth quarter of 1996, the Company entered into a contract to sell the property for $2,900 including closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of December 31, 1996 and a write-down of $851 was recorded in the fourth quarter of 1996 to reduce the net carrying value to $2,900.

         Pike Plaza, located in Lawrenceville, Georgia, is a 27,426 square foot strip shopping center that was constructed in 1986 and is situated on
         2.73 acres of land. During the second quarter of 1995, negotiations were held with a prospective buyer to sell the property for $900. Since the net carrying value was in excess of the fair value, a write-down for impairment of value of $151 was recorded in the quarter ended June 30, 1995 in order to reduce the net carrying value to $900. During the third quarter of 1995, a contract was signed to sell the property for $775, including closing costs. As a result, an additional write-down for impairment of $118 was recorded in the third quarter of 1995. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of September 30, 1995. The property was sold in February 1996 for $771, net of closing costs.

         Riverbend Shopping Center, located in Pennington Gap, Virginia, is a 51,848 square foot strip shopping center that was constructed in 1987 and is situated on 8.637 acres of land. The net carrying value of the property was $1,693 as of April 7, 1994. It was determined that the fair value of the property was approximately $1,404 as of December 31, 1994 due to a decline in fair value caused by the December 1994 vacancy of a tenant that previously occupied 6,388 square feet of space and the relative lack of desirability of the center to major investors due to its remote mountain location. The fair value of this and comparable buildings was estimated at approximately $33 per square foot. Due to the decline in fair value, a write-down for impairment of value of $250 was recorded for the period ended December 31, 1994. No write-down was recorded in 1995. During the fourth quarter of 1996, the Company entered into a contract to sell the property for $600, including closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of December 31, 1996 and a write-down of $749 was recorded in the fourth quarter of 1996 to reduce the net carrying value to $600. The property was sold in March 1997 for net proceeds of $622.

         Shoppes at Cloverplace, located in Palm Harbor, Florida, was a 54,063 square foot strip shopping center that was constructed in 1986 and is situated on 7.06 acres of land. The net carrying value of the property was $3,000 as of April 7, 1994. Based on sales of comparable strip centers in the area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was $2,826 as of December 31, 1994. The fair value of this and comparable buildings was approximately $52 per square foot. Consequently, a $119 write-down for impairment of value was recorded for the period ended December 31, 1994.

         No write-down was recorded in 1995. During March of 1996, the Company entered into a contract to sell the property for $2,500, including closing costs. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of March 31, 1996 and a write-down of $297 was recorded in the first quarter of 1996. The property was sold in June 1996 for net proceeds of $2,547.

         Southridge Plaza, located in Denton, Texas, is a 26,014 square foot strip shopping center that was constructed in 1988 and is situated on
         3.53 acres of land. During the third quarter of 1995, a letter of intent was signed to sell the property for $3,100, including closing costs. As a result, a $330 write-down for impairment was recorded in the third quarter of 1995 in order to reduce the net carrying value to $3,100. Accordingly, the property was reclassified on the consolidated balance sheet from an operating property to an asset held for sale as of September 30, 1995. The net carrying value of the property was $3,065 as of December 31, 1995. During the first quarter of 1996, the Company entered into a contract to sell the property for $2,850, including closing costs. Accordingly, a write-down of $215 was recorded in the first quarter of 1996. During the fourth quarter of 1996, the Company entered into an amendment to reduce the contract price to $2,650, including closing costs. Accordingly, an additional write-down of $233 was recorded in the fourth quarter of 1996 to reduce the net carrying value to $2,650.

         The Fort Smith Quarry, a first mortgage loan with an original principal balance of $7,450 and bearing interest at 9% per annum, was to mature in January 2002. The net asset value was $7,353 as of April 7, 1994. The loan was secured by a 198,869 square foot community shopping center situated on 18.18 acres of land located in Fort Smith, Arkansas. Based on a review of the fair value of the underlying property, it was determined that the fair value of the mortgage loan was $7,150 as of December 31, 1994. Consequently, a write-down for possible loan loss of $171 was recorded for the period ended December 31, 1994. In the fourth quarter of 1995, the Company entered into a contract to sell the mortgage for $6,197, net of closing costs. As a result, the mortgage was reclassified on the consolidated balance sheet from an earning mortgage to an asset held for sale as of December 31, 1995 and a write-down of $900 was recorded to reduce the net carrying value to $6,197. No write-down was recorded in 1996. The mortgage was sold in January 1996 for net proceeds of $6,191.

         University Service Center, a first mortgage loan with an original principal balance of $3,300 and bearing interest at prime plus 1 1/2% per annum, was due in April 1994. Since then management had been negotiating a restructuring of the loan with the borrower. Under the terms of the proposed restructure agreement, the borrower was to pay $34 of accrued interest and legal fees, the mortgage was to accrue interest at 12% per annum, the borrower was to pay 100% of the net cash flow of the underlying property toward interest and the loan maturity was to be extended to September 30, 1996. The mortgage loan is secured by a 92,000 square foot warehouse located in San Bernardino, California. The net carrying value of the mortgage was $2,412 at December 31, 1994. Based on a review of comparable buildings in the immediate market area with similar occupancy levels, it was determined that the fair value of the collateral and of the mortgage loan was $2,317 as of December 31, 1994. The fair value of the underlying property and of comparable properties was estimated at approximately $25 per square foot. Consequently, a write-down for possible loan losses of $95 was recorded for the period ended December 31, 1994. During 1995 management continued negotiating a restructuring of the mortgage loan with the borrower and entered into a third extension and modification agreement in December 1995. Based on the fair value of the collateral less costs and risks of converting the debt position to equity, an additional write-down of $517 was recorded in the fourth quarter of 1995 in order to reduce the net carrying value to $1,800. During the fourth quarter of 1996, the Company entered into a contract to sell the mortgage for $1,650. Accordingly, it was reclassified on the consolidated balance sheet from a non-earning mortgage to an asset held for sale as of December 31, 1996 and a write-down of $150 was recorded. In March 1997 the mortgage was sold for net proceeds of $1,660.

         Lake Elsinore, located in Lake Elsinore, California, consisted of approximately 400 parcels of vacant land, primarily consisting of single family home sites. The property was transferred to the Company from Liberte subject to an existing accrued real estate tax liability. Because, in the opinion of management, the total outstanding tax liability approximated the fair value of the property, the Company did not pay the prior accrued real estate tax liability or the current taxes on such property. The Company's negotiations with various prospective buyers focused on selling the property subject to the existing real estate tax liability plus cash. Local taxing authorities expressed an interest in negotiating a settlement of the outstanding tax liability with prospective buyers in order to have the property developed and the new owner(s) pay current taxes. Based on negotiations with prospective buyers it was determined that the fair value of the property as of December 31, 1994, if sold subject to the outstanding real estate tax liability, was approximately $1,202. Consequently, a write-down for impairment of value of $1,068 was recorded for the period ended December 31, 1994 in order to reduce the net carrying value of the property to an amount that after subtracting the outstanding real estate tax liability would be equal to the estimated amount of net cash received in a sale (subject to the outstanding tax liability). During 1996, real estate taxes were accrued up to an amount equal to the net carrying value of the property. No write-down was recorded in 1995 or 1996. During 1996, the local tax authorities, foreclosed upon the majority of the parcels of vacant land and in November 1996 the remaining lots were sold for net proceeds of $482.

         Lancaster Lots 1, located in Lancaster, California, consists of 16 single family lots. Based on negotiations with a prospective buyer it was determined that the estimated fair value of the property was approximately $40 as of December 31, 1995. As a result a write-down for impairment of value of $292 was recorded in the second quarter of 1995. No write-down was recorded during 1996.

         Lancaster Lots 2, located in Lancaster, California, consisted of 26 single family homes as of December 31, 1994. The net carrying value of the property was $3,703 as of April 7, 1994. Based on an estimated average net selling price of approximately $88 per single family home, the estimated fair value of the property was approximately $2,290 as of December 31, 1994. Consequently, a $656 write-down for impairment of value was recorded for the period ended December 31, 1994. No write-down was recorded in 1995 or 1996. In March 1996, the remaining three single family homes were sold for net proceeds of $236.

         Fort Worth 1, located in Fort Worth, Texas, consisted of nine acres of vacant land zoned for multi-family housing. The net carrying value of the property was $855 as of April 7, 1994. Based on an estimated selling price of approximately $65 per acre, it was determined that the fair value of the property was $581 as of December 31, 1994. Consequently, a $272 write-down for impairment of value was recorded for the period ended December 31, 1994. Based on negotiations with prospective buyers in the fourth quarter of 1995, management determined that the fair value of the property at December 31, 1995, less estimated closing costs was approximately $370. As a result, a write-down for impairment of $208 was recorded in the fourth quarter of 1995 to reduce the net carrying value to $370. The property was sold in May 1996 for net proceeds of $389.

         Fort Worth Land II, located in North Richland Hills, Texas, consisted of 13 acres of land zoned for commercial use. Based on an estimated average net selling price of approximately $6.9 per acre, the estimated fair value of the property was approximately $90 as of December 31, 1994. As a result, a write-down of $53 was recorded for the period ended December 31, 1994. Management entered into a contract to sell the property for approximately $30, net of estimated closing costs, in the fourth quarter of 1995. As a result, a write-down of $59 was recorded in the fourth quarter of 1995 and the property was sold in January 1996 for net proceeds of $30. No write-down was recorded in 1996.

         Hanover Park, formerly classified as an earning mortgage as of December 31, 1994, was foreclosed upon in 1995 and reclassified as an asset held for sale. Hanover Park, located in Hanover Park, Illinois, consists of five acres of land zoned for commercial use. The net carrying value as of December 31, 1994 was $277. Based on an estimated selling price of $30 per acre, it was determined that the fair value of the property was $150 as of December 31, 1995. As a result a write-down of $127 was recorded during the fourth quarter of 1995.
         No write-down was recorded in 1996.

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

         Crimson Ridge Tract 2, located in Everman, Texas, consisted of 90 acres of vacant land zoned for residential use. The net carrying value of the property was $384 as of April 7, 1994. Based on an estimated selling price of approximately $2.6 per acre, it was determined that the fair value of the property was $234 as of December 31, 1994. Consequently, a $150 write-down for impairment of value was recorded for the period ended December 31, 1994. Management entered into a contract to sell the property for approximately $70 net of closing costs in the fourth quarter of 1995. As a result, a write-down for impairment of $164 was recorded in the fourth quarter of 1995. No write-down was recorded in 1996. The property was sold in March 1996 for net proceeds of $82.

         Chico Land, located in Chico, California, consists of 87 acres of vacant land zoned for residential use. The net carrying value of the property was $331 as of April 7, 1994. Based on an estimated selling price of approximately $2.1 per acre, it was determined that the fair value of the property was $182 as of December 31, 1994. Consequently, a $149 write-down for impairment of value was recorded for the period ended December 31, 1994. During the fourth quarter of 1995, based on the current estimated selling price of approximately $575 per acre, it was determined that the fair value of the property was $50 as of December 31, 1995. As a result, a write-down for impairment of $132 was recorded in the fourth quarter of 1995. No write-down was recorded in 1996.

         Kirkwood/Huntington Glen Land, located in Houston, Texas, consisted of nine acres of land zoned for residential use. Management entered into a contract to sell the asset for approximately $110 net of estimated closing costs, in the fourth quarter of 1995. As a result a write-down of $140 was recorded in the fourth quarter of 1995 and the property was sold in March 1996 for net proceeds of $113. No write-down was recorded in 1996.

         Park East Condominiums, located in Pinnellas Park, Florida consisted of nine condominium units and was formerly classified as a non-earning mortgage as of December 31, 1994. The mortgage was foreclosed upon during 1995. Management entered into a contract to sell the asset for approximately $204 net of estimated closing costs, in the fourth quarter of 1995. As a result, a write-down of $65 was recorded in the fourth quarter of 1995 and the asset was sold in January 1996 for net proceeds of $210. No write-down was recorded in 1996.

         Ramser Development is a first mortgage loan secured by a 43,925 square foot warehouse located in San Diego, California. The Company instituted a foreclosure action in April 1995. As a result of the foreclosure action, the court has provided a lockbox arrangement whereby the net cash flow, if any, from the operation of the property is distributed to the Company. The Company is accounting for this loan as an in-substance foreclosure. The net carrying value of the asset was $1,167 as of April 7, 1994. Based on a review of comparable buildings in the immediate market area with similar occupancy levels and tenant mix, it was determined that the fair value of the property was $997 as of December 31, 1994. The fair value of this and comparable buildings was approximately $23 per square foot. Consequently, a $103 write-down for impairment of value was recorded for the period ended December 31, 1994. No write-down was recorded in 1995 or 1996. In the first quarter of 1997, the Company entered into a contract to sell this property for $1,300, net of closing costs.

         University Park Lots 1 and 2, located in Lancaster, California, consisted of 57 vacant lots zoned for single family homes. The net carrying value of the property was $1,952 as of April 7,1994. Based on an estimated selling price of approximately $30.5 per lot, it was determined that the fair value of the property was $1,643 as of
         December 31, 1994. Consequently, a $309 write-down for impairment of value was recorded for the period ended December 31, 1994. Based on signed sales option contracts during the second quarter of 1995, it was determined that the fair value was approximately $434. As a result a write-down of $1,209 was recorded in the second quarter of 1995. Subsequently, the option contracts expired. Based on current negotiations with prospective buyers it was determined that the estimated fair value was $180. As a result an additional write-down of $254 was recorded in the fourth quarter of 1995. No write-down was recorded in 1996. The property was sold in April 1996 for net proceeds of $181.

         Valley  Creek  Estates,  located in  Mesquite,  Texas,  consisted of 29 single family lots. Based on an estimated net selling price of approximately $14.8 per lot, the estimated fair value of the property was approximately $430 as of December 31, 1994. As a result, a write-down of $65 was recorded for the period ended December 31, 1994. Management entered into a contract to sell the property for approximately $290 net of estimated closing costs in the fourth quarter of 1995. As a result, a write-down of $140 was recorded in the fourth quarter of 1995. The property was sold in May 1996 for net proceeds of $260. No write-down was recorded in 1996.

         P&V Enterprises, located in Palmdale, California, consists of 59 vacant lots zoned for single family homes. The net carrying value of the property was $1,856 as of April 7, 1994. Based on an estimated selling price of approximately $25.5 per lot, it was determined that the fair value of the property was $1,501 as of December 31, 1994. Consequently, a $355 write-down for impairment of value was recorded for the period ended December 31, 1994. Subsequently, based on signed sales option contracts during the second quarter of 1995, it was determined that the fair value was approximately $574. As a result, a write-down of $926 was recorded in the second quarter of 1995. Subsequently, in the third quarter of 1995, an additional write-down of $54 was recorded. During 1996, the Company entered into an option contract with a prospective buyer, for a total sales price of $400, including estimated closing costs. Accordingly, a write-down of $120 was recorded in 1996 to reduce the net carrying value to $400.

         River Plantation, located in Conroe, Texas, consists of 88 single family lots zoned for single family homes. During the fourth quarter of 1996, the Company entered into a contract to sell the property for $494. Accordingly, a write-down of $372 was recorded in the fourth quarter of 1996 and the property was sold in January 1997 for net proceeds of $494.

         San Antonio Land #4, located in San Antonio, Texas, consists of eleven acres of land zoned for multi-family use. During the fourth quarter of 1996, the Company entered into a contract to sell the property for $150. Accordingly, a write-down of $247 was recorded in the fourth quarter of 1996 and the property was sold in February 1997 for net proceeds of $164.

N.       SUBSEQUENT EVENT

         On March 18, 1997, the Company announced a special dividend of $2.50 per Common Share to shareholders of record as of March 28, 1997, to be paid on April 14, 1997, for a total dividend on all Common Stock of $25,000. The source for the special dividend was generated primarily from proceeds realized from the sale of assets.

Item 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names, ages and positions of the directors and executive officers of the Company are set forth below as of March 1, 1997. All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation. All officers serve at the discretion of the Board of Directors.

         Name                                    Age                  Positions
         ----                                    ---                  ---------
         Charles E. Davidson                      43              Chairman of the Board and Director

         Joseph M.  Jacobs                        44              Chief Executive Officer, President,
                                                                  Treasurer and Director

         Karen M.  Ryugo(1)                       37              Director

         Vance C.  Miller(1)                      63              Director

         Lawrence Howard, M.D.(1)                 43              Director

         Jeffrey A.  Altman                       30              Director

         Robert Holtz                             29              Vice President and Assistant Secretary

         Jay L.  Maymudes                         36              Vice President, Chief Financial Officer
                                                                     and Secretary

--------
1    Member of Compensation Committee

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

         Joseph M. Jacobs has been a director of the Company and the Chief Executive Officer, President and Treasurer of the Company since its formation in March 1994. Mr. Jacobs is also the Chief Executive Officer, President and a director of Presidio. From May 1994 through December 18, 1996, Mr. Jacobs was the President and sole stockholder of Concurrency, the previous asset manager and portfolio manager of the Company. Mr. Jacobs is the President and a member of Wexford, the current asset and portfolio manager of the Company. See "Certain Relationships and Related Transactions -- Wexford Management Agreement". From 1982 through May 1994, Mr. Jacobs was employed by, and since 1988 was the President of, Bear Stearns Real Estate Group, Inc., a firm engaged in all aspects of real estate, where he was responsible for the management of all activities, including maintaining worldwide relationships with institutional and individual real estate investors, lenders, owners and developers. Bear Stearns Real Estate served as the Company's portfolio manager from February 7, 1994 to May 3, 1994.

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

         Dr. Lawrence Howard, M.D. has been a director of the Company since its formation in March 1994. Dr. Howard is a founder of Presstek, Inc. (a public company) and has been a director since November 1987. Dr. Howard was Vice Chairman of Presstek from November 1992 to February 1996, Chief Executive Officer and Treasurer from June 1988 to June 1993, President from June 1988 to November 1992 and Vice President from October 1987 to June 1988. From March 1997 to the present, Dr. Howard has been a general partner of Hudson Ventures, L.P., a limited partnership that has prepared an application to qualify as a small business investment company. From July 1995 to March 1997, Dr. Howard was President of Howard Capital Partners, Inc., an investment and merchant banking firm. From July 1994 to July 1995, Dr. Howard was Senior Managing Director of Whale Securities Co. L.P., an NASD registered broker-dealer. From October 1992 through June 1994, Dr. Howard was President and Chief Executive Officer of LH Resources, Inc., a management and financial consulting firm.

         Jeffrey A. Altman has been a director of the Company since April 1995. Mr. Altman is also the Chairman and Trustee of Value Property Trust. Since 1988, Mr. Altman has been an analyst at Franklin Mutual Advisors, Inc., formerly Heine Securities Corporation, a registered investment adviser.


         Robert Holtz has been a Vice President and Assistant Secretary of the Company since its formation in March 1994. Mr. Holtz is a Vice President and Secretary of Presidio. From May 1994 through December 18, 1996, he was a Vice President of Concurrency and since January 1996 a Senior Vice President and a member of Wexford. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate, where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate, and its clients.

         Jay L. Maymudes has been the Chief Financial Officer and a Vice President of the Company since July 1994. He was also an Assistant Secretary of the Company until January 1995, when he became the Secretary. From July 1994 through December 18, 1996, Mr. Maymudes was the Chief Financial Officer and a Vice President of Concurrency and since January 1996, a Senior Vice President, Chief Financial Officer and Treasurer of Wexford. He is also the Chief Financial Officer and a Vice President of Presidio. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was a Senior Vice President, of Dusco, Inc., a real estate investment adviser.

         Steinhardt Partners L.P. and Institutional Partners L.P. who, together as a group, beneficially owned more than 10% of the Common Stock of the Company during the earlier part of 1995, failed to file on a timely basis their respective Forms 5 with respect to the sale on April 6, 1995 of all of the shares of Common Stock of the Company owned, by each of them.

Item 11.          EXECUTIVE COMPENSATION.

         The following table sets forth the long-term compensation paid by the Company to the Chief Executive Officer for services rendered in all capacities to the Company during the fiscal years ended December 31, 1996 and 1995:

                                   Summary Compensation Table(1)

                                                                         Long Term Compensation
                                                                                 Awards
                                                                         -----------------------
                                                                          Securities Underlying
Name and Principal Position                      Year                         Options (#) (2)
---------------------------                      ----                     ----------------------
Joseph M.  Jacobs                                1994                             1,055,556
   President and Chief
   Executive Officer                             1995                                    --

                                                 1996                                17,719

--------
1 No compensation was awarded to, earned by or paid to the Chief Executive Officer, or any other officer of the Company or any subsidiary of the Company during the fiscal years ended December 31, 1996, 1995 and 1994. Pursuant to the terms of the Wexford Management Agreement, the Company granted Mr. Jacobs and another executive officer of the Company in their capacity as officers of Wexford an aggregate of 555,555 Management Options during the year ended December 31, 1994 and another executive officer of the Company in his capacity as officer of Wexford 15,000 Management Options during the year ended December 31, 1995. See "Business -- Wexford Management Agreement". The Company has no employment agreements and maintains no employee benefit plans.

2 Because Mr. Jacobs is entitled to Management Options that expire or are terminated or are not granted, the shares listed above for Mr. Jacobs include 29,781 Management Options that were subsequently granted to certain officers and employees of Wexford during the fiscal year ending December 31, 1995 and 525,775 Management Options that remain available for future grants to Wexford's officers and/or employees at the discretion of Mr. Jacobs as of December 31, 1996. See "Business -- Wexford Management Agreement".

              Mr. Jacobs was not granted any Management Options during the year ended December 31, 1996. However, Management Options underlying 17,719 shares were forfeited to Wexford by certain employees of Wexford during the year ended December 31, 1996 as a result of their termination. Another executive of the Company was granted 15,000 Management Options during 1995 in his capacity as officer of Wexford. See "Business -- Wexford Management Agreement".

              The following table reflects that none of the Management Options were exercised by the Chief Executive Officer during the fiscal year ended December 31, 1996 and lists the number and value of the unexercised Management Options held by the Chief Executive Officer at December 31, 1996:

                                  Aggregated Option Exercises in Last Fiscal Year
                                             and FY-End Option Values

                                  Shares                       Number of Securities         Value of Unexercised
                               Acquired on        Value       Underlying Unexercised         in-the-Money Options
                                 Exercise       Realized       Options at FY-End (#)           at FY-End ($)
Year     Name                      (#)            ($)        Exercisable/Unexercisable    Exercisable/Unexercisable
----     ----                 ------------      --------     -------------------------    -------------------------
1996     Joseph M.  Jacobs             --             --            769,331/256,444(1)              $0

--------
1 The Wexford Management Agreement provides that of the total 1,111,111 Management Options available for grant, no more than 75% may be exercisable on or before the third anniversary of the Wexford Management Agreement (May 4, 1997). Accordingly, the number of securities underlying exercisable options was determined by adding the portion of the Jacobs Options that vested by the end of the last fiscal year (375,000) to 75% of the Management Options that were not granted as of December 31, 1996 (394,331). The number of securities underlying unexercisable options was determined by subtracting the number of securities underlying exercisable options (769,331) from the portion of the total 1,111,111 Management Options that were not granted to Wexford's officers and/or employees, other than Mr. Jacobs, by the end of the last fiscal year (1,025,775).

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

Meetings Held and Action Taken

         During 1996, the Board of Directors held two meetings and acted twelve times by informal action. The Compensation Committee did not meet during 1996. Charles E. Davidson, Joseph M. Jacobs, Karen M. Ryugo and Vance C. Miller participated in both meetings and Dr. Lawrence Howard and Jeffrey A. Altman participated in one meeting each.

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

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth certain information known to Resurgence with respect to beneficial ownership of the Common Stock as of March 1, 1997 (except as set forth in the footnotes thereto), by: (i) each person who beneficially owns 5% or more of the Common Stock, (ii) each of the Company's executive officers, (iii) each of the Company's directors, and (iv) all directors and officers as a group. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named below on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing percentage ownership of any other person.

                                                                            Beneficial Ownership (1)
                                                                  Number of                        Percentage
Name of Beneficial Owner                                           Shares                          Outstanding
------------------------                                           ------                          -----------
Farallon Capital Management, L.L.C.                                 567,700  (2)                       5.7%
Farallon Capital Partners, L.P.                                   1,140,700  (2)                      11.4
Farallon Capital Institutional Partners, L.P.                     1,291,700  (2)                      12.9
Farallon Capital Institutional Partners II, L.P.                    776,600  (2)                       7.8
Farallon Capital Institutional Partners III, L.P.                    25,000  (2)                       0.3
Tinicum Partners, L.P.                                              213,400  (2)                       2.3
Thomas F. Steyer                                                  4,015,100  (2)                      40.2
Fleur E. Fairman                                                  3,447,400  (2)                      34.5
David I. Cohen                                                    4,015,100  (2)                      40.2
Meridee A. Moore                                                  4,015,100  (2)                      40.2
Joseph F. Downes                                                  4,015,100  (2)                      40.2
Jason M. Fish                                                     4,015,100  (2)                      40.2
William F. Mellin                                                 4,015,100  (2)                      40.2
Stephen L. Millham                                                4,015,100  (2)                      40.2
Andrew B. Fremder                                                 4,015,100  (2)                      40.2
Enrique H. Boilini                                                4,015,100  (2)                      40.2
     Total Shares in the Preceding Group                          4,015,100  (2)                      40.2

Franklin Mutual Advisors, Inc.                                    2,472,200  (3)                      24.7
     Total Shares in the Preceding Group                          2,472,200  (3)                      24.7

Wexford Capital Partners II, L.P.                                   691,500  (4)                       6.9
Wexford Overseas Partners I, L.P.                                   308,500  (4)                       3.1
Charles E. Davidson (5)                                           1,218,500  (4)                      12.2
     Total Shares in the Preceding Group                          1,218,500  (4)                      12.2

                                                                            Beneficial Ownership (1)
                                                                  Number of                        Percentage
Name of Beneficial Owner                                           Shares                          Outstanding
------------------------                                           ------                          -----------
Davidson Kempner Partners                                           374,600  (6)                       3.7
Davidson Kempner Endowment Partners                                 284,700  (6)                       2.8
MHD Management Co.                                                  659,300  (6)                       6.6
Davidson Kempner Institutional Partners, L.P.                       315,000  (6)                       3.2
Davidson Kempner Advisers, Inc.                                     315,000  (6)                       3.2
Davidson Kempner International, Ltd.                                 61,400  (6)                         *
Davidson Kempner International Advisors LLC                          61,400  (6)                         *
M.H. Davidson & Co.                                                  20,800  (6)                         *
Thomas L. Kempner Foundation Inc.                                       900  (6)                         *
Davidson Kempner International Advisors, L.L.C.                         700  (6)                         *
Davidson Kempner International Ltd.                                     700  (6)                         *
Thomas L. Kempner, Jr.                                            1,058,800  (6) (7)                  10.6
Marvin H. Davidson                                                1,056,500  (6)                      10.6
Stephen M. Dowicz                                                 1,056,500  (6)                      10.6
Scott E. Davidson                                                 1,056,500  (6)                      10.6
Michael J. Leffell                                                1,056,500  (6)                      10.6
     Total Shares in the Preceding Group                          1,058,800  (6)                      10.6

Joseph M. Jacobs (4) (9)                                          1,058,056  (9)                      10.6

Robert Holtz (4) (9)                                                 57,555  (10)                        *

Jay L. Maymudes (4) (9)                                              13,114  (11)                        *

Karen M. Ryugo (4)                                                    1,000  (12)                        *

Vance C. Miller (4)                                                          --                         --

Dr. Lawrence Howard, M.D. (4)                                                --                         --

Jeffrey A. Altman (4)                                                        --                         --

Directors and Officers, as a group (8 persons)                    2,348,225                           23.5%

----------------
*    Less than 1% of the outstanding Common Stock.

(1) Because shares of Common Stock may be deemed to be beneficially owned by more than one person or group of persons for purposes of Rule 13d-3 under the Exchange Act, each person or group of persons that may be deemed to be a beneficial owner is included on the table.

(2) As the managing member of Farallon Partners, L.L.C. ("FPLLC"), the general partner of each of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and Tinicum Partners, L.P. (collectively, the "Farallon Partnerships"), Thomas F. Steyer, Fleur E. Fairman, David I. Cohen, Meridee A. Moore, Joseph F.
     Downes, Jason M. Fish, William F. Mellin, Stephen L. Millham, Andrew B. Fremder and Enrique H. Boilini may each be deemed to own beneficially for purposes of Rule 13d-3 under the Exchange Act the 1,140,700, 1,291,700, 776,600, 25,000 and 213,400 shares held, respectively, by each of such Farallon Partnerships. These shares are included in the listed ownership. By virtue of investment management agreements between Farallon Capital Management, L.L.C. ("FCMLLC") and various managed accounts, FCMLLC has the authority to purchase, sell and trade in securities on behalf of such accounts and, therefore, may be deemed the beneficial owner of the 567,700 shares held in such accounts. As the managing members of FCMLLC each of Mr. Steyer, Mr. Cohen, Ms. Moore, Mr. Downes, Mr. Fish, Mr. Mellin, Mr. Millham, Mr. Fremder and Mr. Boilini may be deemed the beneficial owner of the 567,700 shares held in such accounts managed by FCMLLC, which shares are included in the listed ownership. FCMLLC and FPLLC and each managing member thereof disclaims any beneficial ownership of such shares. The foregoing is based upon information furnished to the Company by the Farallon Partnerships.

(3) Franklin Mutual Advisors, Inc. ("FMAI") is an investment adviser registered under the Investment Advisers Act of 1940. One or more of FMAI's advisory clients are the beneficial owners of 2,472,200 shares of the Company's common stock. Pursuant to investment advisory agreements with its advisory clients, FMAI has sole investment discretion and voting authority with respect to such securities. FMAI is a wholly-owned subsidiary of Franklin Resources, Inc. ("FRI"), a publicly held financial services corporation. Neither FMAI nor FRI has any interest in dividends or proceeds from the sale of such securities and each disclaims beneficial ownership of all the securities owned by FMAI's advisory clients. The foregoing is based upon information furnished to the Company by FMAI.

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

(6) Pursuant to separate services agreements, M.H. Davidson & Co., Inc. ("M.H. Davidson") has investment and voting discretion with respect to the 20,800 shares of Common Stock held by M.H. Davidson & Co., the 374,600 shares of Common Stock held by Davidson Kempner Partners, the 284,700 shares of Common Stock held by Davidson Kempner Endowment Partners, the 315,000 shares of Common Stock held by Davidson Kempner Institutional Partners, L.P. and the 61,400 shares of Common Stock held by Davidson Kempner International, Ltd. (the "Davidson Kempner Entities"). As principals of M.H. Davidson, Thomas L. Kempner, Jr., Marvin H. Davidson, Stephen M. Dowicz, Scott E. Davidson and Michael J. Leffell may be deemed to own beneficially for purposes of Rule 13d-3 under the Exchange Act the 1,056,500 shares held by the Davidson Kempner Entities. The foregoing is based upon information furnished to the Company by M.H. Davidson. Marvin H. Davidson and Scott E. Davidson are not related to Charles E. Davidson.

(7) Includes 900 shares held by Thomas L. Kempner Foundation and 1,400 shares held by an IRA account for the benefit of Thomas L. Kempner, Jr. As the President of Thomas L. Kempner Foundation Inc., Mr. Kempner may be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act the 900 shares held by such foundation, but disclaims beneficial ownership of such shares. The foregoing is based upon information furnished to the Company by Mr. Kempner.

(8) Pursuant to the Wexford Management Agreement, the Company has authorized the grant to the Manager's officers and/or employees, at the discretion of Joseph M. Jacobs, of Management Options to purchase an aggregate of 1,111,111 shares of Common Stock as compensation for the services to be performed by the Manager. The Management Options expire 10 years after the date of the Wexford Management Agreement and any ungranted or terminated Management Options would be deemed to be granted to Mr. Jacobs to the extent not granted to any other person, or granted to another person but not vested, prior to their expiration. The Company has granted, pursuant to Mr. Jacobs' direction, (a) Management Options to purchase 55,555 shares of Common Stock to Robert Holtz, of which, all 55,555 Management Options have vested as of, or will vest within 60 days after, March 15, 1997, (b) Management Options to purchase 15,000 shares of Common Stock to Jay L. Maymudes, an officer of Wexford, of which 10,614 Management Options have vested as of, or will vest within 60 days after, March 15, 1997, and (c) Management Options to purchase an aggregate of 32,500 shares of Common Stock to certain employees of Wexford, of which 22,997 Management Options have vested as of, or will vest within 60 days after, March 15, 1997. In addition, Mr. Jacobs has committed to cause the Company to grant Management Options to purchase up to 10,000 shares of Common Stock to Jay L. Maymudes, and up to an aggregate of 10,000 shares of Common Stock to certain employees of the Manager. Included in the shares listed above for Mr. Jacobs are the vested portion of the Jacobs Options and the maximum number of ungranted Management Options that would be permitted to vest under the Wexford Management Agreement. See "Business -- Wexford Management Agreement" and "Certain Relationships and Related Transactions -- Wexford Management Agreement".

(9) Includes 1,008,056 shares of Common Stock issuable upon exercise of vested Management Options (375,000 shares underlying vested Jacobs Options and 75% of the shares underlying exercisable options not granted to Wexford's officers and/or employees). Also includes 25,000 shares of Common Stock beneficially owned by Mr. Jacobs' wife and subject to an irrevocable proxy held by Charles E. Davidson, as to which shares Mr. Jacobs disclaims beneficial ownership, and 25,000 shares of Common Stock subject to an irrevocable proxy held by Charles E. Davidson. See "Certain Relationships and Related Transactions -- Purchase of Common Stock".

(10) Includes 55,555 shares of Common Stock issuable upon exercise of vested Management Options. Also includes 2,000 shares of Common Stock subject to an irrevocable proxy held by Charles E. Davidson. See "Certain Relationships and Related Transactions -- Purchase of Common Stock".

(11) Includes 10,614 shares of Common Stock issuable upon exercise of vested Management Options. Also includes 2,500 shares of Common Stock subject to an irrevocable proxy held by Charles E. Davidson. See "Certain Relationships and Related Transactions -- Purchase of Common Stock".

(12) Represents shares of Common Stock subject to an irrevocable proxy held by Charles E. Davidson. See "Certain Relationships and Related Transactions -- Purchase of Common Stock".

         The address of Thomas F. Steyer and the other individuals mentioned in footnote 2 above (other than Fleur E. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, Suite 1325, San Francisco, California 94111 and the address of Fleur E. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022; the address of Franklin Mutual Advisors, Inc. is 51 J.F.K. Parkway, Short Hills, New Jersey 07078; the address of Wexford Overseas Partners I, L.P. is c/o Hemisphere Management (Cayman) Limited, Zephyr House, P.O. Box 1561, Mary Street, George Town, Grand Cayman, Grand Cayman Islands, BWI; the address of Thomas L. Kempner, Jr. and the other individuals mentioned in footnote 6 above is c/o M.H. Davidson & Co., Inc., 885 Third Avenue, Suite 810, New York, NY 10022; and the business address of Charles
E. Davidson, Wexford Capital Partners, L.P., and Joseph M. Jacobs is c/o Wexford Management LLC., 411 West Putnam Avenue, Greenwich, CT 06830.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Wexford Management Agreement

         Pursuant to the Wexford Management Agreement, Wexford, was engaged to serve (either directly or indirectly through sub-managers) as portfolio manager and, in the event of Wexford's assumption of LMI's duties under the LMI
Management Agreement, as asset manager of the Company. Wexford became the Company's asset manager on the Notice Date. Joseph M. Jacobs, the President, Chief Executive Officer, Treasurer and a director of the Company, is the President and a member of Wexford. Charles E. Davidson, the Chairman of the Board and a director of the Company, is the Chairman and a member of Wexford. Robert Holtz, a Vice President and Assistant Secretary of the Company, is a Senior Vice President and a member of Wexford. Jay L. Maymudes, the Chief Financial Officer, a Vice President and the Secretary of the Company, is the Chief Financial Officer and a Senior Vice President of Wexford. Karen M. Ryugo, a director of the Company, is a Vice President of Wexford. See "Business -- Wexford Management Agreement". Wexford provides management and other services to third parties that are not related to the Company. Wexford agreed to reduce the Wexford Management Fee to $1,916,000 for the year ended December 31, 1996.
Wexford was paid a Wexford Management Fee of $2,049,000 for the year ended December 31, 1995.

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

Transactions with Director

During 1996, the Company paid $163,200 to a company controlled by Vance Miller, a member of the Board of Directors, in connection with serving as real estate broker on the sale of one property.

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

                                                                                      Pages in this
                                                                                      Annual Report
         Independent Auditor's Report                                                  on Form 10-K
         ----------------------------                                                 -------------
                  II - Valuation and Qualifying Accounts for the
                      year ended December 31, 1996                                           S-1

                  III - Real Estate and Accumulated Depreciation at
                       December 31, 1996                                                     S-2

                  IV - Mortgage Loans on Real Estate at December 31, 1996                    S-4

         Schedules other than those listed above are omitted because they are not applicable.

         Certain financial statement schedules of Liberte are included in the excerpts from the Annual Report on Form 10-K of Liberte for the fiscal year ended June 30, 1993 and the Quarterly Report Form 10-Q of Liberte for the quarter ended March 31, 1994 filed as Appendix I to this Form 10-K.

                  3. Exhibits. See the Exhibit Index at page 84 of this Annual Report on Form 10-K.

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RESURGENCE PROPERTIES INC.

                                  By:  /s/ Jay L. Maymudes
                                       --------------------
                                       Jay L. Maymudes
                                       Chief Financial Officer, Vice President
                                       and Secretary (Principal Financial and
                                       Accounting Officer)
Date: March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 28th day of March, 1997.

              Signature                                                     Title
              ---------                                                     -----
By:   /s/ Charles E. Davidson                                 Chairman of the Board and Director
      -------------------------------
      Charles E.  Davidson

By:   /s/ Joseph M. Jacobs                                    Chief Executive Officer, President,
      -------------------------------                         Treasurer and Director (Principal Executive
      Joseph M. Jacobs                                        Officer)

By:   /s/Karen M. Ryugo                                       Director
      -------------------------------
      Karen M. Ryugo

By:   /s/ Vance C. Miller                                     Director
      -------------------------------
      Vance C. Miller

By:   /s/ Lawrence Howard, M.D.                               Director
      -------------------------------
      Lawrence Howard, M.D.

By:   /s/ Jeffrey A. Altman                                   Director
      -------------------------------
      Jeffrey A. Altman

By:   /s/ Jay L. Maymudes                                     Chief Financial Officer, Vice President
      -------------------------------                         and Secretary (Principal Financial and
      Jay L. Maymudes                                         Accounting Officer)

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the year ended December 31, 1996
(Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                                              Additions
                                                           Balance at         charged to
                                                            beginning         costs and
              Description                                   of period          expenses                 Description
              -----------                               -----------------  -----------------           -------------
Deductions from Accounts Receivable
     Allowance for doubtful accounts                    $             196                 48
                                                        =================  =================

Deductions from Operating Real Estate Properties
     Write-down for impairment of value                 $           1,581                 --  Reclass to assets held for sale
                                                        =================  =================

Deductions from Mortgage Loans on Real Estate
     Allowance for possible losses                      $           5,296                 --               (1)
                                                        =================  =================

Deductions from Assets Held For Sale
     Write-down for impairment of value                 $          17,507              6,591          Sale of assets
                                                        =================  =================

(1)  Deductions consist of the following:
     Payoff of Mortgage Loans                               $    (1,485)
     Reclassifications to Assets Held For Sale Category            (613)
                                                            -----------
                                                            $    (2,098)

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the year ended December 31, 1996
(Dollars in thousands)
---------------------------------------------------------------------------------------------
                                                                             Balance at
                                                                               end of
              Description                                   Deductions           year
              -----------                               -----------------  -----------------
Deductions from Accounts Receivable
     Allowance for doubtful accounts                                   --  $             244
                                                        =================  =================

Deductions from Operating Real Estate Properties
     Write-down for impairment of value                              (977) $             604
                                                        =================  =================

Deductions from Mortgage Loans on Real Estate
     Allowance for possible losses                                 (2,098) $           3,198
                                                        =================  =================

Deductions from Assets Held For Sale
     Write-down for impairment of value                           (12,614) $          11,484
                                                        =================  =================

RESURGENCE PROPERTIES INC.  AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996
(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                                                              Costs        Reductions
                                                                                           Capitalized      Recorded
                                                                                          Subsequent to   Subsequent to
                                                                    Initial Cost (B)       Acquistion    Acquisition (G)
                                                              -------------------------   ------------- ----------------
                                                                             Buildings
                                               Encumbrances                    and
Description                                         (A)           Land     Improvements   Improvements   Write-downs
                                               -----------    ------------ ------------   ------------   -----------


RETAIL:

  Greenway Village Square  Phoenix     AZ      $       ---    $        456  $    2,106    $       126    $       ---
  Home Center Village      Atlanta     GA              ---           2,861       5,826             57            ---
  Riverwood Plaza I and II Port Orange FL              ---             994       3,808            471           (497)
  Southern Plaza           Rio Rancho  NM              ---             859       2,963            103            ---
  Stuart Square            Stuart      FL              ---           1,585       6,315            508            ---
                                               -----------    ------------  ----------    -----------    -----------

                                                       ---           6,755      21,018          1,265           (497)
                                               -----------    ------------  ----------    -----------    -----------

OFFICE:

  Cross Creek Business CentDeerfield   IL            5,294           1,200      10,688             76           (107)
                                               -----------    ------------  ----------    -----------    -----------


                                               $     5,294    $      7,955  $   31,706    $     1,341    $      (604)
                                               ===========    ============  ==========    ===========    ===========


RESURGENCE PROPERTIES INC.  AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------

                                                     Gross Amount at Which
                                                  Carried at Close of Period
                                              ------------------------------------
                                                           Buildings               Accumulated
                                                             and          Total    Depreciation       Date
Description                                      Land     Improvements (C) (E) (G)   (E) (F)       Acquired (D)
                                              ----------  ------------ ----------- ------------    ------------


RETAIL:

  Greenway Village Square  Phoenix     AZ     $      456   $    2,232   $   2,688   $       209       1991
  Home Center Village      Atlanta     GA          2,861        5,883       8,744           542       1993
  Riverwood Plaza I and II Port Orange FL            891        3,885       4,776           379       1992
  Southern Plaza           Rio Rancho  NM            859        3,066       3,925           269       1991
  Stuart Square            Stuart      FL          1,585        6,823       8,408           490       1994
                                              ----------   ----------   ---------    ----------

                                                   6,652       21,889      28,541         1,889
                                              ----------   ----------   ---------    ----------

OFFICE:

  Cross Creek Business CentDeerfield   IL          1,189       10,668      11,857         1,004       1990
                                              ----------   ----------   ---------    ----------


                                              $    7,841   $   32,557   $  40,398    $    2,893
                                              ==========   ==========   =========    ==========

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)
--------------------------------------------------------------------------------


A. Substantially all of the real estate properties secure Senior Debt having an outstanding balance of $2,490 as of December 31, 1996, net of Senior Debt purchases. Such Senior Debt was repaid in its entirety in January 1997.

B. The initial cost for all properties, except Stuart Square, represents the net carrying value of Liberte of such properties which the Company assumed as Successor.

C. The aggregate cost for federal income tax purposes is $40,188 as of December 31, 1996.

D. The date acquired represents the year acquired by Liberte for all properties, except for Stuart Square.

E.   The  following  is  a   reconciliation   of  real  estate  and  accumulated
     depreciation:

                                                                               Accumulated
                                                             Cost             Depreciation
                                                           --------           ------------
Balance, January 1, 1996 .............................     $ 99,407             $  4,337

Additions during period:
     Other acquisitions ..............................          800                 --
     Improvements ....................................        1,731                 --
     Charged to operations ...........................         --                  2,617
                                                           --------             --------
                                                            101,938                6,954
Deductions during period:
     Cost of assets sold .............................         --                   --
     Write-downs for Impairment ......................         --                   --
     Reclassifications to Assets Held for Sale .......       61,540                4,061
                                                           --------             --------

Balance, December 31, 1996 ...........................     $ 40,398             $  2,893
                                                           ========             ========

F. Depreciation of buildings is computed using the straight-line method over 30 years. Tenant improvements are capitalized and amortized over the term of the respective leases.

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1996
(Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                          Number                           Final
                                            of            Interest        Maturity
           Description                    Loans             Rate           Date            Periodic Payment Terms
--------------------------------------------------------------------------------------------------------------------------
FIRST MORTGAGE LOANS

     Acquisition and development             1              9.75%       1991-1993     Principal due at maturity, interest
                                                                                      payable monthly.
SECOND MORTGAGE LOANS

         Centerpointe J.V.                   1              7.50%         1992        Principal due at maturity, interest
                                          ----                                        payable monthly.
         Newport Beach, CA

     Total mortgage loan portfolio           2
                                          ====
                                                                                        Principal
                                                                                        Amount of
                                                                       Carrying       Loans Subject
                                                         Face          Amount of      to Delinquent
                                           Prior       Amount of       Mortgages      Principal or
           Description                     Liens       Mortgages      (A) (B) (C)       Interest
--------------------------------------------------------------------------------------------------
FIRST MORTGAGE LOANS

     Acquisition and development          $    ---     $    554         $   30       $    554

SECOND MORTGAGE LOANS

         Centerpointe J.V.                   1,255        2,674              0          2,674
                                          --------     --------         ------       --------
         Newport Beach, CA

     Total mortgage loan portfolio       $   1,255     $  3,228         $   30      $   3,228
                                         =========     ========         ======      =========

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

SCHEDULE IV
NOTES TO MORTGAGE LOANS ON REAL ESTATE
(Dollars in thousands)
--------------------------------------------------------------------------------


A. The aggregate cost for federal income tax purposes is $237 as of December 31, 1996.

B.   The following is a reconciliation of the carrying amount of mortgage loans:

          Balance, January 1, 1996                                                        $    16,919

          Deductions during period:
                  Collections of principal                                    14,564
                  Reclassifications to assets held for sale                    2,325
                                                                              ------
                                                                                               16,889
                                                                                          -----------
          Balance, December 31, 1996                                                      $        30
                                                                                          ===========

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

      The results of operations for the fiscal years ended June 30, 1993, 1992 and 1991 are as follows (in thousands):

                                                                    Year Ended June 30
                                                  --------------------------------------------------------
                                                       1993                  1992                1991
                                                       ----                  ----                ----
Income
------
Mortgage loan interest                                $11,259              $ 16,238            $ 35,913
Temporary investment interest                             271                 1,033               3,736
Foreclosed real estate and other                        3,585                 2,492               2,544
                                                      -------               -------             -------
                                                       15,115                19,763              42,193
                                                       ------                ------              ------
Expenses
--------
Interest                                               16,295                20,515              36,537
Provision for possible losses                          15,150                32,000              62,100
Management fees                                         2,928                 1,906               2,806
Legal and audit                                         2,045                 2,306               2,026
Trustees' fees and expenses                               343                   316                 298
Foreclosed real estate                                  3,277                 3,582               3,611
Litigation settlement                                       -                   838                   -
Debt restructure                                        7,438                     -                   -
Other                                                   2,311                 1,441               1,161
                                                      -------               -------           ---------
                                                       49,787                62,904             108,539
                                                       ------                ------             -------

Net loss                                             $(34,672)             $(43,141)           $(66,346)
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

                  SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE

                        LIBERTE INVESTORS AND SUBSIDIARY
                                  June 30, 1993

--------------------------------------- -------- --------------- ------------
                COL. A                               COL. B        COL. C
--------------------------------------- -------- --------------- ------------

                                                                    Final
                                                    Interest      Maturity
             Description                              Rate          Date


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

                                            SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)

                                                  LIBERTE INVESTORS AND SUBSIDIARY
                                                            June 30, 1993

--------------------------------------- --------------------------------------- ------------- ------------- -------------
                COL. A                                  COL. D                     COL. E        COL. F        COL. G
--------------------------------------- --------------------------------------- ------------- ------------- -------------

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

                     SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)

                                 LIBERTE INVESTORS AND SUBSIDIARY
                                          June 30, 1993

--------------------------------------- -----------------
                COL. A                       COL. H
--------------------------------------- -----------------
                                           Principal
                                        Amount of Loans
                                           Subject To
             Description                   Delinquent
                                          Principal or
                                            Interest
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


         New Market
                                              17,200,000

         Club Income Properties
                                               4,800,000

            SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)

                        LIBERTE INVESTORS AND SUBSIDIARY
                                  June 30, 1993

--------------------------------------- -------- --------------- ------------
                COL. A                               COL. B        COL. C
--------------------------------------- -------- --------------- ------------

                                                                    Final
                                                    Interest      Maturity
             Description                              Rate          Date


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

         Total mortgage loan portfolio

                     SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)

                                 LIBERTE INVESTORS AND SUBSIDIARY
                                          June 30, 1993

--------------------------------------- --------------------------------------- ------------- ------------- ---------------
                COL. A                                  COL. D                     COL. E        COL. F         COL. G
--------------------------------------- --------------------------------------- ------------- ------------- ---------------

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
                                                                                                              ============

                     SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)

                                 LIBERTE INVESTORS AND SUBSIDIARY
                                          June 30, 1993

--------------------------------------- ----------------
                COL. A                      COL. H
--------------------------------------- ----------------
                                           Principal
                                           Amount of
                                         Loans Subject
             Description                 To Delinquent
                                         Principal or
                                           Interest
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
                                                             ========             ========              ========

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---    EXCHANGE ACT OF 1934

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

SIGNATURES

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
LIBERTE INVESTORS AND SUBSIDIARY
(Debtor-in-possession)

                                                           March 31, 1994
                                                              Pro Forma           March 31, 1994       June 30, 1993
                                                             (Unaudited)             (Unaudited)         (See Note)
                                                           --------------         ---------------      -------------
Assets
Mortgage loans on real estate:
    Earning                                                 $   7,478,000         $    77,557,437       $  113,126,692
    Nonearning                                                  6,868,000              16,700,636           24,442,450
Foreclosed real estate:
    Earning                                                            --              73,417,202           73,065,058
    Nonearning                                                 23,840,000              81,465,181           91,351,468
                                                               38,186,000             249,140,456          301,985,668
Less:  Allowance for possible losses                           15,875,000              42,044,800           53,938,817
                                                               22,311,000             207,095,656          248,046,851

Cash and cash equivalents                                       6,586,000               5,457,133            2,428,902
Restricted cash investments                                       438,000              34,242,690            5,368,318
Note receivable                                                 6,000,000                      --                   --
Accrued interest and other receivables                            342,000                 982,167            1,514,551
Other assets                                                      542,000                 576,803            4,216,111
                                                            -------------         ---------------       --------------
                                                            $  36,219,000         $   248,354,449       $  261,574,733
                                                            =============         ===============       ==============
- - ----------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Liabilities
Prepetition liabilities not subject to compromise:
    Escrow deposits                                         $          --         $     1,553,799       $    2,036,631
Prepetition liabilities subject to compromise:
    Notes payable                                                      --              83,127,839           87,725,250
    Subordinated notes                                                 --             100,000,000          100,000,000
    Accrued management fees                                            --                      --              216,814
    Accrued interest and other liabilities                             --              10,606,192            8,004,817
Postpetition liabilities:
    Accrued interest and other liabilities                        712,000               4,560,432                   --
                                                            -------------         ---------------       --------------
                                                                  712,000             199,848,262          197,983,512
Shareholders' Equity
Shares of Beneficial Interest, no par
    value, unlimited authorization:
    12,423,208 issued and outstanding at
    March 31, 1994 and 11,773,208
    issued and outstanding at June 30, 1993                    35,507,000              48,506,187           63,591,221
                                                            -------------         ---------------       --------------
                                                            $  36,219,000         $   248,354,449       $  261,574,733
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

                                          LIBERTE INVESTORS



Date:  May 12, 1994                By:    /s/ TED ENLOE
                                          Ted Enloe
                                          President and Chief Executive Officer


Date:  May 12, 1994                By:    /s/ B. A. BREEDING
                                          B. A. Breeding
                                          Senior Vice President - Control

                                INDEX TO EXHIBITS

         The following is a list of all exhibits filed as part of this Report:

Exhibit No.       Description                                                                              Page No.
-----------       -----------                                                                              --------
2.1               First Amended Disclosure Statement, dated December 14, 1993, of Liberte Investors.  Incorporated herein by reference to Exhibit
                  2.1 to registrant's registration statement on Form 10.                                      *

2.2               First Amended Plan of Reorganization, dated December 14, 1993, of Liberte Investors.  Incorporated herein by reference to
                  Exhibit 2.2 to registrant's registration statement on Form 10.                              *

2.3               Modification, dated January 19, 1994, of the First Amended Plan of
                  Reorganization of Liberte Investors.  Incorporated herein by reference to Exhibit 2.3 to registrant's registration statement
                  on Form 10.                                                                                 *

2.4               Confirmation Order, dated January 24, 1994.  Incorporated herein by reference to Exhibit 2.4 to registrant's registration statement
                  on Form 10.                                                                                 *

2.5               Order Amending Confirmation Order, dated April 4, 1994, with Second
                  Modification of the First Amended Plan of Reorganization of Liberte
                  Investors.  Incorporated herein by reference to Exhibit 2.5 to
                  registrant's registration statement on Form 10.                                             *

3.1               Articles of Incorporation of the Registrant (including Certificate of
                  Designation, Preference, Rights and Limitations of the Series I
                  Preferred Stock).  Incorporated herein by reference to Exhibit 3.1 to
                  registrant's registration statement on Form 10.                                             *

3.2               By-Laws of the Registrant.  Incorporated herein by reference to
                  Exhibit 3.2 to registrant's registration statement on Form 10.                              *

4.1               Stock Option Agreement, dated as of May 4, 1994, between the
                  Registrant  and Joseph M. Jacobs.  Incorporated herein by reference
                  to Exhibit 4.1 to registrant's registration statement on Form 10.                           *

4.2               Stock Option Agreement, dated as of May 4, 1994, between the
                  Registrant and Robert Holtz.  Incorporated herein by reference to
                  Exhibit 4.2 to registrant's registration statement on Form 10.                              *



*                 Incorporated by reference.

Exhibit No.       Description                                                                              Page No.
-----------       -----------                                                                              --------
4.3               Stock Option Agreement, dated April 1, 1995, between the Registrant and Jay L. Maymudes.  Incorporated herein by reference to Exhibit
                  4.3 to Registrant's Registration Statement on Form S-1, as filed on
                  July 26, 1995.                                                                              *

10.1              Secured Credit Agreement, dated as of March 31, 1994, among the
                  Registrant, the secured lenders listed in Schedule I thereto and
                  Shawmut Bank Connecticut, National Association, as administrative agent (including Pledge, Security and Custodial Agreements and Guaranty
                  (and addenda thereto).  Incorporated herein by reference to Exhibit 10.1
                  toregistrant's registrationstatement on Form 10.                                           *

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

10.8              Form of Idemnification Agreement for officers and directors of the
                  Registrant.  Incorporated herein by reference to Exhibit 10.9 to
                  Registrant's Registration Statement on Form 10.                                             *


*                 Incorporated by reference.

Exhibit No.       Description                                                                              Page No.
-----------       -----------                                                                              --------
10.9              Assignment of Management Agreement between Concurrency
                  Management Corp. and Wexford Management LLC, effective
                  January 1, 1996.                                                                            *

21                Subsidiaries and Sub-Partnership of the Registrant.


*                 Incorporated by reference