Form 10-Q
period 1997-03-31
RESURGENCE PROPERTIES INC
filed 1997-05-14
CIK 929223

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

                 For the quarterly period ended March 31, 1997

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

As of May 1, 1997, there were 10,000,000 shares of Common Stock, $0.01 par value, outstanding.

                           RESURGENCE PROPERTIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                        Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996

                        Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and 1996

                        Unaudited Consolidated Statement of Shareholders' Equity for the Three Months Ended March 31, 1997

                        Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996

                        Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

                                                                     March 31,    December 31,
                                                                      1997           1996
                                                                    ---------      ---------
ASSETS

OPERATING REAL ESTATE PROPERTIES:
      Land ....................................................     $   7,841      $   7,841
      Buildings and improvements ..............................        32,710         32,557
                                                                    ---------      ---------
                                                                       40,551         40,398
      Accumulated depreciation and amortization ...............        (3,199)        (2,893)
                                                                    ---------      ---------

               Operating real estate properties, net ..........        37,352         37,505

MORTGAGE LOANS ON REAL ESTATE:
      Non-earning .............................................          --            3,228

      Allowance for possible losses ...........................          --           (3,198)
                                                                    ---------      ---------

      Mortgage loans on real estate, net ......................          --               30

CASH AND CASH EQUIVALENTS .....................................        28,373          4,378

ACCOUNTS RECEIVABLE (net of allowance
      for doubtful accounts of $111 and $244) .................         1,079          1,054

ASSETS HELD FOR SALE ..........................................        26,872         49,387

OTHER ASSETS ..................................................           652            932
                                                                    ---------      ---------

TOTAL ASSETS ..................................................     $  94,328      $  93,286
                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
      Dividends payable .......................................     $  25,000      $    --
      Senior debt .............................................          --            2,490
      Mortgage notes payable ..................................         5,151          5,294
      Real estate taxes .......................................           583            482
      Other liabilities .......................................           702          1,320
                                                                    ---------      ---------
               Total liabilities ..............................        31,436          9,586

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)(continued)

                                                                     March 31,    December 31,
                                                                      1997           1996
                                                                    ---------      ---------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK ....................................           300            300

SHAREHOLDERS' EQUITY:
      Common stock, par value $.01; 50,000,000 shares
           authorized; 10,000,000 shares issued and outstanding           100            100
      Paid-in-capital .........................................        76,045        101,045
      Accumulated deficit .....................................       (13,553)       (17,745)
                                                                    ---------      ---------
               Total  shareholders' equity ....................        62,592         83,400
                                                                    ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................     $  94,328      $  93,286
                                                                    =========      =========

See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
                                                                     For the three months
                                                                        ended March 31,
                                                                      1997        1996
                                                                    -------     -------
REVENUES:
      Minimum rents ...........................................     $ 2,703     $ 3,989
      Recoveries from tenants .................................         578         846
      Mortgage loan interest ..................................        --           445
      Investment income .......................................         124          95
      Net gain from asset dispositions ........................       3,296         975
      Other ...................................................          80          86
                                                                    -------     -------
               Total revenues .................................       6,781       6,436
                                                                    -------     -------

EXPENSES:
      Property operations .....................................       1,396       1,904
      Interest expense ........................................         109       1,112
      Non-income producing assets .............................          64         382
      Management fees .........................................         448         512
      General and administrative ..............................         167         186
      Depreciation and amortization ...........................         398         777
      Write-downs for impairment of value .....................        --         1,709
                                                                    -------     -------
               Total expenses .................................       2,582       6,582
                                                                    -------     -------

INCOME (LOSS) BEFORE INCOME TAXES AND
       EXTRAORDINARY GAIN .....................................       4,199        (146)

      Income Taxes ............................................        --          --
                                                                    -------     -------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN .......................       4,199        (146)

      Extraordinary Gain ......................................        --           114
                                                                    -------     -------

NET INCOME (LOSS) .............................................     $ 4,199     $   (32)
                                                                    =======     =======

INCOME (LOSS) PER COMMON SHARE (10,000,000 shares outstanding):

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN .......................     $  0.42     $ (0.01)

EXTRAORDINARY GAIN ............................................        --          0.01
                                                                    -------     -------

NET INCOME ....................................................     $  0.42     $  0.00
                                                                    =======     =======
See notes to unaudited consolidated financial statements.

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED  CONSOLIDATED  STATEMENT OF SHAREHOLDERS'  EQUITY For the Three Months
Ended March 31, 1997 (Dollars in thousands, except share amounts)


                                    COMMON STOCK              PAID - IN      ACCUMULATED
                                 SHARES         AMOUNT         CAPITAL         DEFICIT          TOTAL
                                 ------         ------         -------         -------          -----

Balance, December 31, 1996     10,000,000     $      100     $  101,045      $  (17,745)     $   83,400

Common stock dividends ...           --             --          (25,000)           --           (25,000)

Preferred stock dividends            --             --             --                (7)             (7)

Net income ...............                                                        4,199           4,199

Balance, March 31, 1997 ..     10,000,000     $       100    $   76,045      $  (13,553)     $   62,592
                               ==========     ===========    ==========      ==========      ==========


                             See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                                                          For the Three Months
                                                                            ended March 31,
                                                                       ----------------------
                                                                           1997        1996
                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................     $  4,199      $    (32)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization:
         Operating real estate properties ........................          306           714
         Other assets ............................................           92            63
     Net gain from asset dispositions ............................       (3,296)         (975)
     Extraordinary gain ..........................................         --            (114)
     Write-down for impairment of value ..........................         --           1,709
     Straight-line adjustment for stepped rentals ................           84           (13)
     Net changes in operating assets and liabilities .............         (730)          (33)
                                                                       --------      --------

         Net cash provided by operating activities ...............          655         1,319
                                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sales of assets ...........................       25,834        16,930
     Net collections on mortgage loans ...........................          299           266
     Improvements to operating properties ........................         (153)         (634)
     Acquisitions ................................................         --            (800)
                                                                       --------      --------

         Net cash provided by investing activities ...............       25,980        15,762
                                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior debt repayments, net .................................       (2,490)      (10,200)
     Mortgage loan repayments ....................................         (143)       (2,432)
     Preferred stock dividends ...................................           (7)           (7)
     Purchase of interest in senior debt .........................         --          (3,822)
                                                                       --------      --------

         Net cash used for financing activities ..................       (2,640)      (16,461)
                                                                       --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........................       23,995           620

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................        4,378         8,818
                                                                       --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................     $ 28,373      $  9,438
                                                                       ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest ......................................     $    128      $  1,141
                                                                       ========      ========
See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

A.       ORGANIZATION AND ACCOUNTING POLICIES

         Resurgence Properties Inc. and its subsidiaries (the "Company") are engaged in diversified real estate activities. The Company was incorporated on March 25, 1994 and began its operations on April 7, 1994, when the Company succeeded to most of the assets of Liberte Investors ("Liberte") upon consummation of Liberte's bankruptcy plan ("The Plan of Reorganization"). The Company is managed and administered by Wexford Management LLC ("Wexford").

         The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         The interim financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, other than write-downs for impairment of value) necessary for the fair presentation of such financial information have been included.

         The December 31, 1996 year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

         The Company has approximately $15.3 million of net operating loss carry-forwards ("NOL") available for U.S. income tax purposes expiring in years through 2011. The Company has provided a valuation allowance to offset the full amount of the net deferred tax assets arising from book and tax differences including those from the NOL's.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Company's 1997 year-end financial statements. The Company's management has determined that this standard will have no impact on the Company's computation or presentation of net income per common share.

B.       MORTGAGE LOANS ON REAL ESTATE

         In February 1997, the Company entered into a settlement agreement on the Summerhill Del Ray mortgage loan whereby the Company received $300 in cash and a $100 note due in June 1997 in complete satisfaction of the mortgage loan. The settlement resulted in a net gain of approximately $268.

C.       ASSETS HELD FOR SALE

         For the quarter ended March 31, 1997, the Company sold Abco Plaza, Bayshore Club Apartments, Riverbend Shopping Center, 1025 Vermont Avenue and various land assets for net proceeds of approximately $6,539, $3,843, $620, $12,495 and $2,337, respectively. These sales resulted in a net gain of $3,028, after deducting closing costs.

D.       DIVIDENDS PAYABLE

         On March 18, 1997, the Board of Directors declared a special dividend of $2.50 per Common Share payable on April 14, 1997 to shareholders of record as of March 28, 1997.

E.       SENIOR DEBT

         In January 1997, the Company prepaid the outstanding balance of its Senior Debt, including accrued interest, obtained lien releases on all of its collateralized assets and terminated the Secured Credit Agreement. In February 1996, the Company purchased a participating interest in the Senior Debt in the principal amount of $3,936 for $3,822 and recognized an extraordinary gain of $114.

F.       SUBSEQUENT EVENTS

         On April 28, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") for submission to shareholders for their approval at the annual shareholders meeting which is expected to be held during the third quarter of 1997. The effective date of the Plan will be upon the affirmative vote of a majority of the Company's shareholders. Among the key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution.

         The Board of Directors and Wexford have agreed to an extension of the management agreement with Wexford, which was due to expire on May 4, 1997, under a reduced fee arrangement through December 31, 1997 (the "Extended Management Agreement") and to replace all of the Management Options issued to Wexford with a compensation package designed to provide the same economic benefits as the Management Options. The replacement of the Management Options is contingent upon shareholder approval of the Plan. The Extended Management Agreement provides for a fee payable to Wexford of $1,152,125 for the year ending December 31, 1997 subject to adjustment based on actual expenses. A copy of Amendment No. 2 to the management agreement is filed as an exhibit hereto.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section includes a discussion and analysis of the results of the Company for the quarter ended March 31, 1997.

Plan of Liquidation

          On April 28, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") for submission to its shareholders for their approval at the annual shareholders meeting expected to be held during the third quarter of 1997. The effective date of the Plan will be upon the affirmative vote of a majority of the Company's shareholders. Among the key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities;
(4) the payment of liquidating distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution.

Results of Operations - General

          The Company has disposed of a significant portion of its portfolio acquired under the plan of reorganization of Liberte Investors. The future performance of the Company's portfolio of assets will be subject to prevailing economic conditions and to financial, business and other factors, including the future performance of the real estate market, the availability of financing to prospective asset purchasers, the timing of the liquidation of the Company and to other factors beyond the Company's control. For these reasons, the results of the Company's operations from period to period may not be comparable.

Three Months Ended March 31, 1997 Compared To Three Months Ended March 31, 1996

              For the three months ended March 31, 1997, revenues related to the operations of the Company's operating properties decreased to $3,281,000 from $4,835,000 for the same period in the prior year, primarily as a result of the disposition of eight operating properties (four during the period from April 1996 through December 1996 and four in the first quarter of 1997). For the same period, property operating expenses correspondingly decreased to $1,396,000 from $1,904,000 in the prior year, primarily as a result of the disposition of the eight properties. Depreciation and amortization for the three months ended March 31, 1997 and 1996 amounted to $398,000 and $777,000, respectively. The decrease in depreciation and amortization is a result of the disposition of the eight operating properties as mentioned above.

         Mortgage loan interest decreased to zero for the three months ended March 31, 1997 from $445,000 for the same period in the prior year, primarily as a result of the sale and/or repayment of all of the mortgage loans.

         Investment income increased to $124,000 for the three months ended March 31, 1997 from $95,000 for the same period in the prior year, primarily due to a higher amount of cash available for investment for the three months ended March 31, 1997.

         Interest expense decreased to $109,000 for the three months ended March 31, 1997 from $1,112,000 for the same period in the prior year, primarily due to the repayment of the entire outstanding balance of the Senior Debt in January 1997.

         Expenses related to non-income producing assets decreased to $64,000 for the three months ended March 31, 1997 from $382,000 for the same period in the prior year, primarily as a result of asset sales.

         General and administrative expenses, which primarily consist of insurance, consulting, legal and accounting fees, decreased to $167,000 for the three months ended March 31, 1997 from $186,000 for the same period in the prior year, primarily due to a decrease in insurance and legal fees.

         In connection with the Company's purchases of interests in the Senior Debt during the three months ended March 31, 1996, the Company recorded an extraordinary gain of $114,000.

Capital Expenditures

         Capital expenditures for the three months ended March 31, 1997 were $153,000, of which approximately $119,000 related to tenant improvements. The balance of the expenditures was for normal property improvements. The source of funds for such capital expenditures was from cash generated from rents and proceeds from the sale of assets.

Liquidity and Capital Resources

         For the three months ended March 31, 1997, cash and cash equivalents increased by $23,995,000. $655,000 was provided by operating activities, $25,980,000 was provided by investing activities and $2,640,000 was used for financing activities. Cash provided by investing activities consisted primarily of net proceeds from asset sales of $25,834,000 and net collections on mortgage loans of $299,000, partially offset by improvements to the operating properties of $153,000. Cash used for financing activities consisted primarily of net Senior Debt repayments of $2,490,000 and mortgage repayments of $143,000.

         In January 1997, the Company repaid the entire outstanding balance of its Senior Debt, including accrued interest, obtained lien releases on all of its collateralized assets and terminated the Secured Credit Agreement.

         During the quarter ended March 31, 1997, the Company sold Abco Plaza, Bayshore Club Apartments, Riverbend Shopping Center, 1025 Vermont Avenue and various land assets for net proceeds of approximately $6,539,000, $3,843,000, $620,000, $12,495,000 and $2,337,000, respectively. These sales resulted in a net gain of $3,028,000, after deducting closing costs.

                           PART II - OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K:

                    (a)   Not applicable.

                    Exhibit Number              Description
                    --------------              -----------

                          10.1 Amendment Number 2, dated May 4, 1997, to the Management Agreement, dated as of May 4, 1994, and as amended by Amendment Number 1, dated March 8, 1995, between Resurgence Properties Inc., Resurgence Properties Texas, L.P. and Wexford Management LLC.


                    (b) None. The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Resurgence Properties Inc.



Date: May 14, 1997                   By: /s/ Joseph M. Jacobs
                                         --------------------
                                         Joseph M. Jacobs
                                         Chief Executive Officer and President
                                         (Duly Authorized Officer)




Date: May 14, 1997                   By: /s/ Jay L. Maymudes
                                         -------------------
                                         Jay L. Maymudes
                                         Chief Financial Officer, Vice President
                                         and Secretary (Principal Financial and
                                         Accounting Officer and Duly Authorized
                                         Officer)