Form 10-Q
period 1997-06-30
RESURGENCE PROPERTIES INC
filed 1997-08-13
CIK 929223

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

                 For the quarterly period ended June 30, 1997

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

As of August 1, 1997, there were 10,000,000 shares of Common Stock, $0.01 par value, outstanding.

                           RESURGENCE PROPERTIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Balance Sheets as of June 30, 1997
               and December 31, 1996

               Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 1997 and 1996 and for the Six Months ended June 30, 1997 and 1996

               Unaudited Consolidated Statement of Shareholders'
               Equity for the Six Months Ended June 30, 1997

               Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996

               Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

                                                               June 30,     December 31,
                                                                 1997           1996
                                                              ---------      ---------
ASSETS

OPERATING REAL ESTATE PROPERTIES:
     Land ...............................................     $   7,385      $   7,841
     Buildings and improvements .........................        30,636         32,557
                                                              ---------      ---------
                                                                 38,021         40,398
     Accumulated depreciation and amortization ..........        (3,256)        (2,893)
                                                              ---------      ---------

         Operating real estate properties, net ..........        34,765         37,505


MORTGAGE LOANS ON REAL ESTATE:
     Nonearning .........................................          --            3,228
     Allowance for possible losses ......................          --           (3,198)
                                                              ---------      ---------
     Mortgage loans on real estate, net .................          --               30

CASH AND CASH EQUIVALENTS ...............................        12,551          4,378

ACCOUNTS RECEIVABLE (net of allowance
     for doubtful accounts of $111 and $244) ............           724          1,054

ASSETS HELD FOR SALE ....................................        21,215         49,387

OTHER ASSETS ............................................           503            932
                                                              ---------      ---------

TOTAL ASSETS ............................................     $  69,758      $  93,286
                                                              =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES:
     Senior debt ........................................     $    --        $   2,490
     Mortgage notes payable .............................         5,005          5,294
     Real estate taxes ..................................           658            482
     Other liabilities ..................................           571          1,320
                                                              ---------      ---------
         Total liabilities ..............................         6,234          9,586


COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK ..............................           300            300

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

                                                               June 30,     December 31,
                                                                 1997           1996
                                                              ---------      ---------
SHAREHOLDERS' EQUITY:
     Common stock, par value $.01; 50,000,000 shares
     Authorized; 10,000,000 shares issued and outstanding           100            100
     Paid in capital ....................................        76,045        101,045
     Accumulated deficit ................................       (12,921)       (17,745)
                                                              ---------      ---------
         Total  shareholders' equity ....................        63,224         83,400
                                                              ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............     $  69,758      $  93,286
                                                              =========      =========


            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

                                                 For the three months     For the six months
                                                    ended June 30,           ended June 30,
                                                 --------------------     ------------------
                                                   1997        1996         1997        1996
                                                 -------     -------      -------     -------
REVENUES:
     Minimum rents .........................     $ 1,846     $ 3,625      $ 4,548     $ 7,614
     Recoveries from tenants ...............         240         606          819       1,452
     Mortgage loan interest ................        --         4,109         --         4,554
     Investment income .....................         157         216          280         311
     Net gain (loss) from asset dispositions         251         (12)       3,547         963
     Other .................................         156          82          236         168
                                                 -------     -------      -------     -------
         Total revenues ....................       2,650       8,626        9,430      15,062
                                                 -------     -------      -------     -------


EXPENSES:
     Property operations ...................         983       1,621        2,378       3,525
     Interest expense ......................         124       1,007          233       2,119
     Non-income producing assets ...........          35         299           98         681
     Management fees .......................         369         513          817       1,025
     General and administrative ............         165         160          332         346
     Depreciation and amortization .........         335         776          734       1,553
     Write-down for impairment of value ....        --          --           --         1,709
                                                 -------     -------      -------     -------
         Total expenses ....................       2,011       4,376        4,592      10,958
                                                 -------     -------      -------     -------

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(continued)

                                                 For the three months     For the six months
                                                    ended June 30,           ended June 30,
                                                 --------------------     ------------------
                                                   1997        1996         1997        1996
                                                 -------     -------      -------     -------
INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY GAIN ....................         639       4,250        4,838       4,104
     Income Taxes ..........................        --          --           --          --
                                                 -------     -------      -------     -------

INCOME BEFORE EXTRAORDINARY
     GAIN ..................................         639       4,250        4,838       4,104

     Extraordinary Gain ....................        --            46         --           160
                                                 -------     -------      -------     -------

NET INCOME .................................     $   639     $ 4,296      $ 4,838     $ 4,264
                                                 =======     =======      =======     =======

INCOME PER COMMON SHARE (10,000,000 shares outstanding):

INCOME BEFORE EXTRAORDINARY GAIN ...........     $  0.06     $  0.43      $  0.48     $  0.41

EXTRAORDINARY GAIN .........................        --          --           --          0.02
                                                 -------     -------      -------     -------

NET INCOME .................................     $  0.06     $  0.43      $  0.48     $  0.43
                                                 =======     =======      =======     =======

            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
For the Six Months Ended June 30, 1997
(Dollars in thousands, except share amounts)



                                     COMMON STOCK             PAID  IN       ACCUMULATED
                                 SHARES         AMOUNT         CAPITAL          DEFICIT          TOTAL
                               ----------     ----------     ----------      ----------      ----------
Balance, December 31, 1996     10,000,000     $      100     $  101,045      $  (17,745)     $   83,400

Common stock dividends ...           --             --          (25,000)           --           (25,000)

Preferred stock dividends            --             --             --               (14)            (14)

Net income ...............           --             --             --             4,838           4,838
                               ----------     ----------     ----------      ----------      ----------

Balance, June 30, 1997 ...     10,000,000     $      100     $   76,045      $  (12,921)     $   63,224
                               ==========     ==========     ==========      ==========      ==========





                        See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                 For the Six Months
                                                                    ended June 30,
                                                                ----------------------
                                                                   1997          1996
                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................     $  4,838      $  4,264
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization:
         Operating real estate properties .................          607         1,392
         Other assets .....................................          127           161
Net gain from asset dispositions ..........................       (3,547)         (963)
Extraordinary gain ........................................         --            (160)
Write-down for impairment of value ........................         --           1,709
Straight-line adjustment for stepped rentals ..............          109            26
Net changes in operating assets and liabilities ...........         (448)         (919)
                                                                --------      --------

     Net cash provided by operating activities ............        1,686         5,510
                                                                --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sales of assets ....................       34,555        24,511
     Net collections on mortgage loans ....................          299        14,050
     Improvements to operating properties .................         (574)       (1,199)
     Acquisitions .........................................         --            (800)
                                                                --------      --------

         Net cash provided by investing activities ........       34,280        36,562
                                                                --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock dividends ...............................      (25,000)         --
     Senior debt repayments, net ..........................       (2,490)      (11,420)
     Mortgage loan repayments .............................         (289)       (2,565)
     Preferred stock dividends ............................          (14)          (14)
     Purchase of interest in senior debt ..................         --          (7,912)
                                                                --------      --------

         Net cash used for financing activities ...........      (27,793)      (21,911)
                                                                --------      --------

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (continued)

                                                                 For the Six Months
                                                                    ended June 30,
                                                                ----------------------
                                                                   1997          1996
                                                                --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................        8,173        20,161

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........        4,378         8,818
                                                                --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................     $ 12,551      $ 28,979
                                                                ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest ...............................     $    233      $  2,167
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

         Long-lived assets are not reclassified to assets held for sale until a valid, binding sales contract is executed. No such reclassifications were made for the three months ended June 30, 1997.

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

B.       ASSETS HELD FOR SALE

         For the quarter ended June 30, 1997, the Company sold Ramser-Newton Avenue, Executive Airport, Southridge Plaza, Greenway Village and various land assets for net proceeds of approximately $1,400, $2,945, $2,332, $2,295 and $162, respectively. These sales resulted in a net gain of approximately $251, after deducting closing costs. The Company expects that the sales contracts on substantially all of the remaining assets held for sale will close by December 31, 1997.

C.       PLAN OF LIQUIDATION

         On April 29, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") for submission to shareholders for their approval at the annual shareholders meeting which is expected to be held during the third quarter of 1997. The effective date of the Plan will be upon the affirmative vote of a majority of the Company's shareholders. Among the key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution.

D.       MANAGEMENT AGREEMENT

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section includes a discussion and analysis of the results of the Company for the quarter ended June 30, 1997.

Plan of Liquidation

          On April 29, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") for submission to its shareholders for their approval at the annual shareholders meeting expected to be held during the third quarter of 1997. The effective date of the Plan will be upon the affirmative vote of a majority of the Company's shareholders. Among the key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities;
(4) the payment of liquidating distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution.

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

Six Months Ended June 30, 1997 Compared To Six Months Ended June 30, 1996 and Three Months Ended June 30, 1997 Compared To Three Months Ended June 30, 1996

              For the six months ended June 30, 1997, revenues related to the operations of the Company's operating properties decreased to $5,367,000 from $9,066,000 for the same period in the prior year, primarily as a result of the disposition of ten operating properties (two during the period from July 1996 through December 1996, four during the first quarter of 1997 and four during the second quarter of 1997). For the same period, property operating expenses correspondingly decreased to $2,378,000 from $3,525,000 in the prior year, primarily as a result of the disposition of the ten properties. Depreciation and amortization for the six months ended June 30, 1997 and 1996 amounted to $734,000 and $1,553,000, respectively. The decrease in depreciation and amortization is a result of the disposition of the ten operating properties as mentioned above.

              For the three months ended June 30, 1997, revenues related to the operations of the Company's operating properties decreased to $2,086,000 from $4,231,000 for the same period in the prior year, primarily as a result of the disposition of the ten operating properties as noted above. For the same period, property operating expenses correspondingly decreased to $983,000 from $1,621,000 in the prior year, primarily as a result of the disposition of the ten properties. Depreciation and amortization for the three months ended June 30, 1997 and 1996 amounted to $335,000 and $776,000, respectively. The decrease in depreciation and amortization is a result of the disposition of the ten operating properties as mentioned above.

         Mortgage loan interest decreased to zero for the six and three months ended June 30, 1997 from $4,554,000 and $4,109,000 for the same periods in the prior year, primarily as a result of the sale and/or repayment of all of the mortgage loans. The results for the six and three months ended June 30, 1996 include approximately $3,864,000 of additional interest income from the payoff of a pool of mortgage loans.

         Investment income decreased to $280,000 and $157,000 for the six and three months ended June 30, 1997 from $311,000 and $216,000 for the same periods in the prior year, primarily due to a higher amount of cash available for investment for the six and three months ended June 30, 1996.

         Interest expense decreased to $233,000 and $124,000 for the six and three months ended June 30, 1997 from $2,119,000 and $1,007,000 for the same periods in the prior year, primarily due to the repayment of the entire outstanding balance of the Senior Debt in January 1997.

         Expenses related to non-income producing assets decreased to $98,000 and $35,000 for the six and three months ended June 30, 1997 from $681,000 and $299,000 for the same periods in the prior year, primarily as a result of asset sales.

         General and administrative expenses, which primarily consist of insurance, consulting, legal and accounting fees, remained relatively constant for the six and three months ended June 30, 1997 as compared to the same periods in the prior year.

         In connection with the Company's purchases of interests in the Senior Debt during the three months ended June 30, 1996, the Company recorded an extraordinary gain of $46,000.

Capital Expenditures

         Capital expenditures for the six months ended June 30, 1997 were $574,000, of which approximately $300,000 related to tenant improvements. The balance of the expenditures were for normal property improvements. The source of funds for such capital expenditures was from cash generated from rents and proceeds from the sale of assets.

Liquidity and Capital Resources

         For the six months ended June 30, 1997, cash and cash equivalents increased by $8,173,000. $1,686,000 was provided by operating activities, $34,280,000 was provided by investing activities and $27,793,000 was used for financing activities. Cash provided by investing activities consisted primarily of net proceeds from asset sales of $34,555,000 and net collections on mortgage loans of $299,000, partially offset by improvements to the operating properties of $574,000. Cash used for financing activities consisted primarily of dividend payments of $25,014,000, net Senior Debt repayments of $2,490,000 and mortgage repayments of $289,000.

         On April 14, 1997 the Company paid a special dividend of $2.50 per Common Share ($25,000,000) to shareholders of record as of March 28, 1997. The source of funds for such dividend was from cash generated from rents and proceeds from the sale of assets.

         During the six months ended June 30, 1997, the Company sold eight operating properties and various land assets for net proceeds of approximately $34,555,000. These sales resulted in a net gain of approximately $3,279,000, after deducting closing costs.

         As of August 1, 1997, the Company has four assets under contract for sale to various purchasers, which are expected to result in net proceeds of approximately $23 million in the aggregate. All of the assets under contract are subject to customary closing conditions and substantially all are expected to close within the next three months.

                           PART II - OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K:

                    (a)   Exhibits:  None


                    (b) Reports on Form 8-K: the Company filed a report on Form 8-K dated April 30, 1997.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Resurgence Properties Inc.



Date: August 13, 1997                By: /s/ Joseph M. Jacobs
                                         ---------------------
                                         Joseph M. Jacobs
                                         Chief Executive Officer and President
                                         (Duly Authorized Officer)




Date: August 13, 1997                By: /s/ Jay L. Maymudes
                                         --------------------
                                         Jay L. Maymudes
                                         Chief Financial Officer, Vice President
                                         and Secretary (Principal Financial and
                                         Accounting Officer and Duly Authorized
                                         Officer)