Form 10-Q
period 1997-09-30
RESURGENCE PROPERTIES INC
filed 1997-11-06
CIK 929223

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

                For the quarterly period ended September 30, 1997

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

As of November 1, 1997, there were 10,000,000 shares of Common Stock, $0.01 par value, outstanding.

                           RESURGENCE PROPERTIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                Unaudited   Consolidated   Statement   of  Net   Assets   in
                Liquidation as of September 30, 1997

                Consolidated Balance Sheet (Going Concern Basis) as of December 31, 1996

                Unaudited Consolidated Statement of Changes in Net Assets in Liquidation for the Three Months ended September 30, 1997

                Unaudited  Consolidated   Statements  of  Operations  (Going
                Concern Basis) for the Six Months Ended June 30, 1997 and for the Three and Nine Months ended September 30, 1996

                Unaudited Consolidated Statements of Cash Flows (Going Concern Basis) for the Six Months Ended June 30, 1997 and for the Nine Months ended September 30, 1996

                Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(Dollars in thousands)


                                                                   September 30, 1997
                                                                   ------------------
ASSETS

     REAL ESTATE ASSETS ...........................................      $47,935

     CASH AND CASH EQUIVALENTS ....................................       22,267

     RESTRICTED CASH ..............................................        1,500

     ACCOUNTS RECEIVABLE ..........................................           21
                                                                         -------

         TOTAL ASSETS .............................................       71,723
                                                                         -------

LIABILITIES

     LIQUIDATING DISTRIBUTION PAYABLE .............................       22,500

     MORTGAGE NOTE PAYABLE ........................................        4,855

     ESTIMATED COSTS OF LIQUIDATION ...............................          954

     ACCRUED MANAGEMENT DISTRIBUTION ..............................          561

     REDEEMABLE PREFERRED STOCK ...................................          300
                                                                         -------

         TOTAL LIABILITIES ........................................       29,170
                                                                         -------

COMMITMENTS AND CONTINGENCIES

NET ASSETS IN LIQUIDATION .........................................      $42,553
                                                                         =======

NET ASSETS IN LIQUIDATION IS COMPOSED OF:

     AMOUNT DESIGNATED FOR DIVIDEND DECLARED OCTOBER 16, 1997 .....      $11,500

     REMAINDER ....................................................       31,053
                                                                         -------

NET ASSETS IN LIQUIDATION .........................................      $42,553
                                                                         =======

See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)
(Dollars in thousands, except per share amounts)


                                                                  December 31, 1996
                                                                  -----------------
ASSETS

OPERATING REAL ESTATE PROPERTIES:
     Land .....................................................       $   7,841
     Buildings and improvements ...............................          32,557
                                                                      ---------
                                                                         40,398
     Accumulated depreciation and amortization ................          (2,893)
                                                                      ---------

         Operating real estate properties, net ................          37,505

MORTGAGE LOANS ON REAL ESTATE:
     Non-earning ..............................................           3,228
     Allowance for possible losses ............................          (3,198)
                                                                      ---------
     Mortgage loans on real estate, net .......................              30

CASH AND CASH EQUIVALENTS .....................................           4,378

ACCOUNTS RECEIVABLE (net of allowance
     for doubtful accounts of $244) ...........................           1,054

ASSETS HELD FOR SALE ..........................................          49,387

OTHER ASSETS ..................................................             932
                                                                      ---------

TOTAL ASSETS ..................................................       $  93,286
                                                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Senior debt ..............................................       $   2,490
     Mortgage notes payable ...................................           5,294
     Real estate taxes ........................................             482
     Other liabilities ........................................           1,320
                                                                      ---------
         Total liabilities ....................................           9,586

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK ....................................             300

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)
(Dollars in thousands, except per share amounts)
(continued)


                                                                  December 31, 1996
                                                                  -----------------

SHAREHOLDERS' EQUITY:
     Common stock, par value $.01; 50,000,000 shares
     Authorized; 10,000,000 shares issued and outstanding .....             100
     Paid-in-capital ..........................................         101,045
     Accumulated deficit ......................................         (17,745)
                                                                      ---------
         Total  shareholders' equity ..........................          83,400
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................       $  93,286
                                                                      =========

See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Dollars in thousands)

                                                                   For the three months
                                                               Ended September 30, 1997
                                                               ------------------------

Shareholders' equity, July 1, 1997 (going concern basis) .......       $ 63,224

Liquidation basis adjustments:

     Adjust assets and liabilities to fair value ...............          3,490

     Accrued estimated costs of liquidation ....................         (1,100)

     Accrued management distribution ...........................           (561)
                                                                       --------
Net assets in liquidation July 1, 1997 .........................         65,053

Dividend Declared ..............................................        (22,500)

Net changes in net assets in liquidation .......................           --
                                                                       --------

Net assets in liquidation, September 30, 1997 ..................       $ 42,553
                                                                       ========

            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS) (Dollars in thousands, except share and per share amounts)

                                                     For the six months   For the three months    For the nine months
                                                        ended June 30,     ended September 30,     ended September 30,
                                                             1997                  1996                   1996
                                                             ----                  ----                   ----
REVENUES:
     Minimum rents .........................               $ 4,548               $ 3,432                $11,046
     Recoveries from tenants ...............                   819                   704                  2,156
     Mortgage loan interest ................                  --                       6                  4,560
     Investment income .....................                   280                   361                    672
     Net gain (loss) from asset dispositions                 3,547                  (172)                   791
     Other .................................                   236                 1,048                  1,216
                                                           -------               -------                -------
         Total revenues ....................                 9,430                 5,379                 20,441
                                                           -------               -------                -------

EXPENSES:
     Property operations ...................                 2,378                 1,818                  5,343
     Interest expense ......................                   233                   702                  2,821
     Non-income producing assets ...........                    98                   240                    921
     Management fees .......................                   817                   512                  1,537
     General and administrative ............                   332                   124                    470
     Depreciation and amortization .........                   734                   776                  2,329
     Write-downs for impairment of value ...                  --                     740                  2,449
                                                           -------               -------                -------
         Total expenses ....................                 4,592                 4,912                 15,870
                                                           -------               -------                -------

INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY GAIN ....................                 4,838                   467                  4,571

     Income Taxes ..........................                  --                    --                     --
                                                           -------               -------                -------

INCOME BEFORE EXTRAORDINARY GAIN ...........                 4,838                   467                  4,571

     Extraordinary Gain ....................                  --                    --                      160
                                                           -------               -------                -------

NET INCOME .................................               $ 4,838               $   467                $ 4,731
                                                           =======               =======                =======

INCOME PER COMMON SHARE (10,000,000 shares
outstanding):
     Income Before Extraordinary Gain ......               $  0.48               $  0.05                $  0.46
     Extraordinary Gain ....................                  --                    --                     0.02
                                                           -------               -------                -------

NET INCOME .................................               $  0.48               $  0.05                $  0.48
                                                           =======               =======                =======

See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
(Dollars in thousands)
                                                                      For the Six Months      For the Nine Months
                                                                         ended June 30,       ended September 30,
                                                                             1997                    1996
                                                                           --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................         $  4,838                $  4,731
Adjustments to reconcile net income (loss) to net cash provided by
   Operating activities:
     Depreciation and amortization:
         Operating real estate properties ........................              607                   1,999
         Other assets ............................................              127                     330
     Net gain from asset dispositions ............................           (3,547)                   (791)
     Extraordinary gain ..........................................             --                      (160)
     Write-down for impairment of value ..........................             --                     2,449
     Straight-line adjustment for stepped rentals ................              109                      37
     Net changes in operating assets and liabilities .............             (448)                 (3,858)
                                                                           --------                --------

     Net cash provided by operating activities ...................            1,686                   4,737
                                                                           --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sales of assets ...........................           34,555                  25,934
     Net collections on mortgage loans ...........................              299                  14,050
     Improvements to operating properties ........................             (574)                 (1,440)
     Acquisitions ................................................             --                      (800)
                                                                           --------                --------

         Net cash provided by investing activities ...............           34,280                  37,744
                                                                           --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock dividends ......................................          (25,000)
     Senior debt repayments, net .................................           (2,490)                (25,939)
     Mortgage loan repayments ....................................             (289)                 (2,701)
     Preferred stock dividends ...................................              (14)                    (21)
     Purchase of interest in senior debt .........................             --                    (7,920)
                                                                           --------                --------

         Net cash used for financing activities ..................          (27,793)                (36,581)
                                                                           --------                --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........................            8,173                   5,900
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................            4,378                   8,818
                                                                           --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................         $ 12,551                $ 14,718
                                                                           ========                ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest ......................................         $    233                $  2,924
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

         On April 24, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") which was approved by a majority vote of the shareholders on September 26, 1997. The key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution. As a result of the adoption of the Plan, the Company adopted the liquidation basis of accounting effective July 1, 1997, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The valuation of assets and liabilities requires many estimates and assumptions by management and there are substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the
         Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. Accruals totaling approximately $1,100 have been recorded as of July 1, 1997 for the estimated future costs of liquidating the Company which include, but are not limited to, costs of disposing of the Company's remaining assets and general and administrative costs through the estimated conclusion of liquidation.

         The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Company's annual report on Form 10-K for the year ended December 31, 1996 and Schedule 14A (Proxy Statement) filed on August 25, 1997.

         The interim financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included.

         The December 31, 1996 year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

 B.       RESTRICTED CASH

         The Company believes that in addition to the costs and expenses associated with facilitating the plan, it is necessary to set aside a Contingency Reserve of approximately $1,500. No liability has been accrued for such contingencies. Following the payment, satisfaction or other resolution of such contingencies, the Plan provides that any amounts remaining in the Contingency Reserve shall be distributed to the Company's stockholders.

C.       REAL ESTATE ASSETS

         Real estate assets have been recorded at the estimated net realizable values in liquidation. No independent appraisals have been obtained on these assets. The estimated net realizable values have been determined based on actual sales subsequent to the balance sheet date, signed contracts, contract negotiations, internal analysis, inquiries or offers from prospective purchasers, inquiries of market professionals and expected selling costs and operating results through the anticipated disposal date.

D.       ASSET SALES

        For the quarter ended September 30, 1997, the Company sold Stuart Square and Riverwood Plaza for net proceeds of approximately $7,164 and $3,645, respectively.

E.       LIQUIDATING DISTRIBUTION PAYABLE

         On September 26, 1997 the Board of Directors declared the first liquidating dividend of $2.25 per share to Common shareholders of record as of October 7, 1997. This dividend was paid on October 16, 1997.

F.       MORTGAGE NOTE PAYABLE

         In August 1997, the Company and the holder of the $4,855 non-recourse mortgage collateralized by the Cross Creek Business Center agreed to extend the maturity date to September 1, 1998.

G.       MANAGEMENT AGREEMENT

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

H.       ACCRUED MANAGEMENT DISTRIBUTION

         Pursuant to the approved plan of liquidation, the Management Options were exchanged for Management Distributions. The Management Distributions are payable in the amount equal to ten percent of all distributions made to stockholders of the Company in excess of $8.50 per share (inclusive of the $2.50 per share dividend paid on April 14, 1997).

I.       SUBSEQUENT EVENTS

         During October 1997 the Company sold Southern Plaza and Home Center Village for net proceeds of approximately $4,390 and $8,173, respectively. On October 16, 1997 the Board of Directors declared the second in a series of liquidating dividends of $1.15 per share to Common shareholders of record as of October 27, 1997 payable on November 6, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section includes a discussion and analysis of the results of the Company for the quarter ended September 30, 1997.

Plan of Liquidation

          On April 24, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") which was approved by a majority vote of the shareholders on September 26, 1997. The key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution. The amount and timing of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. Accruals totaling approximately $1,100,000 have been recorded as of July 1, 1997 for the estimated future costs of liquidating the Company which include, but are not limited to, costs of disposing of the Company's remaining assets and general and administrative costs through the estimated conclusion of liquidation. The Company believes that in addition to the costs and expenses associated with facilitating the plan, it is necessary to set aside a Contingency Reserve in the amount of approximately $1,500,000. No liability has been accrued for such contingencies. Following the payment, satisfaction or other resolution of such contingencies, the Plan provides that any amounts remaining in the Contingency Reserve shall be distributed to the Company's stockholders.

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

          During the quarter ended September 30, 1997 the Company sold Stuart Square and Riverwood Plaza for net proceeds of approximately $7,164,000 and $3,645,000, respectively, and during October 1997 the Company sold Southern Plaza and Home Center Village for net proceeds of approximately $4,390,000 and $8,173,000, respectively.

Liquidity and Capital Resources

         The Company's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets and reduction of operating costs. Although the Company considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

         Cash available for distributions, defined as total cash and cash equivalents less restricted cash, was approximately $22,267,000 at September 30, 1997, all of which was designated for the $2.25 per share dividend paid on October 16, 1997. During October 1997, the Company received approximately $12,563,000 in connection with the sale of two operating properties which will be available to fund the $1.15 per share dividend to be paid on November 6, 1997.

         On April 14, 1997 the Company paid a special dividend of $2.50 per Common Share ($25,000,000) to shareholders of record as of March 28, 1997. The source of funds for such dividend was from cash generated from rents and proceeds from the sale of assets. On October 16, 1997 the Company paid the first in a series of liquidating distributions of $2.25 per Common Share ($22,500,000) to shareholders of record as of October 7, 1997 and on October 16, 1997 the Board of Directors declared the second in a series of liquidating distributions of $1.15 per share to shareholders of record as of October 27, 1997. This dividend will be paid on November 6, 1997. After payment of this dividend total distributions paid to shareholders in 1997 will be $5.90 per share and remaining net assets in liquidation will be approximately $3.17 per share. Ten percent of all distributions to shareholders in excess of $8.50 per share will be paid to Management of the Company.

                           PART II - OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K:

                    (a)   Exhibits:  None


                    (b) Reports on Form 8-K: the Company filed a report on Form 8-K dated September 30, 1997.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Resurgence Properties Inc.



Date: November 6, 1997               By: /s/ Joseph M. Jacobs
                                         ---------------------
                                         Joseph M. Jacobs
                                         Chief Executive Officer and President
                                         (Duly Authorized Officer)




Date: November 6, 1997               By: /s/ Jay L. Maymudes
                                         --------------------
                                         Jay L. Maymudes
                                         Chief Financial Officer, Vice President
                                         and Secretary (Principal Financial and
                                         Accounting Officer and Duly Authorized
                                         Officer)