Form 10-K
period 1997-12-31
RESURGENCE PROPERTIES INC
filed 1998-03-26
CIK 929223

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1997

                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______to _______

                         Commission file number: 0-24740

                           RESURGENCE PROPERTIES INC.
             (Exact name of registrant as specified in its charter)

            MARYLAND                                             13-3757163
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               411 West Putnam Avenue, Greenwich CT                 06830
             (Address of principal executive offices)             (Zip Code)

 Registrant's telephone number, including area code:           (203) 862-7444

 Securities registered pursuant to Section 12(b) of the Act:         None

 Securities registered pursuant to Section 12(g) of the Act:


Common Stock, par value $.01 per share                   None
--------------------------------------         ----------------------
       (Title of each class)                   (Name of each exchange
                                                on which registered)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of voting shares held by non-affiliates of the registrant at March 15, 1998 was $1,664,812.

  As of March 15, 1998, there were 10,000,000 shares of the registrant's common stock outstanding.


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

Background

         The Company was incorporated on March 24, 1994, as a wholly-owned subsidiary of Liberte Investors (formerly Lomas & Nettleton Mortgage Investors), a business trust organized under the laws of the Commonwealth of Massachusetts ("Liberte"). In connection with the First Amended Plan of Reorganization, dated December 14, 1993, as modified ("Liberte's Plan of Reorganization"), of Liberte filed with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"), Liberte transferred to the Company most of its assets and the Company assumed certain of Liberte's obligations, including its indebtedness under its bank credit facilities, and the holders of subordinated indebtedness received all of the shares of Resurgence's common stock, par value $.01 per share (the "Common Stock"), in exchange for such indebtedness.

Plan of Liquidation

         On April 24, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") which was approved by a majority vote of the shareholders on September 26, 1997. The key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidation distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution. Through March 15, 1998, the Company has made distributions of $52,000,000 ($5.20 per share of Common Stock) since adoption of the Plan. The Company made a distribution of $25,000,000 ($2.50 per share) prior to the adoption of the Plan. The amount and timing of any liquidation distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. Accruals totaling approximately $1,100,000 have been recorded as of July 1, 1997 for the estimated future costs of liquidating the Company which include, but are not limited to, costs of disposing of the Company's remaining assets and general and administrative costs through the estimated conclusion of liquidation. The Company believes that in addition to the costs and expenses associated with facilitating the plan, it will be necessary to set aside a Contingency Reserve in the amount of approximately $1,500,000. No liability has been accrued for such contingencies. Following the payment, satisfaction or other resolution of such contingencies, the Plan provides that any amounts remaining in the Contingency Reserve shall be distributed to the Company's stockholders.

Assets Under Management

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

The real estate assets under management at December 31, 1997 are summarized by type as follows:

                                                      ESTIMATED
                                                     LIQUIDATION
                                                        VALUE

Office Building (Illinois)                           $ 12,215,000
Industrial Complex (New Jersey)                         4,518,000
Mortgage Note (Texas)                                     300,000
Land (California)                                          88,000
                                                     ------------
                                                     $ 17,121,000
                                                     ============


Subsequent to December 31, 1997, the Company sold the Industrial Complex and Land assets at its estimated liquidation values. As of March 15, 1998, total real estate assets under management was reduced to $12,515,000.

Wexford Management Agreement

         General. Pursuant to a management agreement, dated as of May 4, 1994, as was amended on March 8, 1995, May 4, 1997, December 31, 1997 and March 6, 1998 (the Wexford Management Agreement") between the Company and Wexford, Wexford serves as portfolio manager and asset manager of the Company. Wexford became the Company's asset manager on September 12, 1994 (the "Notice Date"). Joseph M. Jacobs, the President, Chief Executive Officer, Treasurer and a director of the Company is the President and a member of Wexford. Robert Holtz a Vice President and Assistant Secretary of the Company, is a Senior Vice President and a member of Wexford. Jay L. Maymudes, the Chief Financial Officer, a Vice President and the Secretary of the Company, is the Chief Financial Officer and a member of Wexford. Charles E. Davidson, the Chairman of the Board and a director of the Company, is a member of Wexford. Wexford provides management and other services to third parties that are not related to the Company.

         Services. As portfolio manager, Wexford's responsibilities have related to the identifying, analyzing, structuring, negotiation and closing of new investment opportunities for the Company. As asset manager, Wexford has agreed to make available Mr. Jacobs to serve as the Chief Executive Officer, President and a director of the Company and to provide to the Company such other officers and employees of Wexford to serve as officers or in other positions of the Company as may be requested. Wexford is responsible either directly or indirectly through sub-managers to manage, service, operate and administer the Company's assets in a diligent, careful and vigilant manner in accordance with industry standards and the Wexford Management Agreement. Responsibilities that may be undertaken by Wexford for the Company relate to possible acquisitions, dispositions and financings (including debt and equity financings). Wexford also has responsibilities relating to the collection of rents, charges, principal and interest with respect to the Company's assets as well as securing compliance with leases and mortgage loans which relate to properties or other assets owned by the Company.

         Termination. The original term of the Wexford Management Agreement was scheduled to expire on May 4, 1997, however, pursuant to Amendment No. 2 to the Wexford Management Agreement, the Company and Wexford agreed to extend the expiration date of the Wexford Management Agreement to December 31, 1997. Pursuant to Amendment No. 4, the Wexford Management Agreement has been extended indefinitely on a month to month basis. Either the Company or Wexford may terminate the Agreement at any time for any reason on 30 days prior written notice.

         Indemnification. Pursuant to the Wexford Management Agreement, the Company has agreed to indemnify Wexford and its direct or indirect officers, directors, stockholders, agents and employees from, with certain exceptions, losses of any and every kind or nature arising from or in any way connected with Wexford's performance of its obligations under the Wexford Management Agreement. Wexford has agreed to indemnify the Company and its direct or indirect officers, directors, stockholders, agents and employees from losses of any and every kind or nature arising from or in any way connected with (i) acts of Wexford or its officers, agents or employees outside the scope of Wexford's authority under the Wexford Management Agreement and (ii) the gross negligence, willful misconduct or material breach of the Wexford Management Agreement by Wexford or its officers, agents or employees.

         Fees. Pursuant to the Wexford Management Agreement, the management fee (the "Wexford Management Fee") payable to Wexford was $1,916,000 in 1996 and $1,482,000 in 1997. The Management Fee for 1998 is $10,000 for January and $22,000 per month thereafter payable in advance on the first day of each calendar month.

         Management Options. On May 4, 1994, the Company agreed to grant options (the "Management Options") to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $8.50 per share. The Management Options carried a cashless exercise feature pursuant to which the excess of the Market value of Common Stock underlying a Management Option over the exercise price thereof may be utilized upon exercise of other options by applying such excess upon cancellation to the exercise of such other options in lieu of cash payment of such exercise price. The number of shares of Common Stock beneficially owned by each recipient of Management Options were subject to the ownership limit provision contained in the Company's Charter. In connection with the adoption of the Plan, in order to provide equivalent economic benefits to Management, which would be adversely impacted by facilitation of the Plan, the Management Options have been exchanged for Management Distributions. The Management Distributions are payable in the amount equal to ten percent of all distributions made to stockholders of the Company in excess of $8.50 per share.

Competition

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

Year 2000 Compliance

The inability of computers, software and other equipment unitizing microprocessors to recognize and properly process date fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

Because the Company is in the final stages of its liquidation, it has not undertaken any studies to determine whether its systems or those third parties with whom it does significant business are vulnerable to the Year 2000 Compliance issue. Management, however, believes that the Company will be liquidated before the Year 2000 Compliance issue could have a material impact on its financial position or operations.

Item 2.  PROPERTIES.

Real Estate Assets

         The following is a description of the Company's Real Estate Assets as of December 31, 1997:

NAME AND LOCATION                                GENERAL DESCRIPTION
-----------------                                -------------------

Cross Creek Business Center            Three story, 116,895 square foot office
Deerfield, Illinois                    building  constructed in 1987
                                       and situated on 7.45 acres of land. The
                                       property was 90% leased. The property is subject to a mortgage with an outstanding principal balance of
                                       $4,701,009 at December 31, 1997. The
                                       building is located on a portion of
                                       closed landfill. The landfill is
                                       believed to be in compliance with all
                                       applicable laws and regulations.
                                       However, the landfill creates a
                                       perception of heightened environmental
                                       risk which limits the universe of
                                       purchasers.

Lawrenceville Industrial Campus        225,000 square foot, seven building,
Lawrenceville, NJ                      industrial complex situated on 108 acres
                                       of land. This property was sold in
                                       January 1998 for net proceeds of
                                       $4,518,000.

P&V  Enterprises  Land                 12 single family lots. These lots were
Palmdale, California                   sold in February for net proceeds of
                                       $88,000.


Mortgage note secured by               In  connection  with  the sale of the
Southridge Plaza Property              Southridge   Plaza  Property  the  on
Located in Denton, Texas               April 28, 1997, the Company took back
                                       a  promissory  Note in the  amount of
                                       $725,000  which is  secured by a deed
                                       of  trust  to  the  Southridge  Plaza
                                       Property.  The note accrues  interest
                                       at 4% per  annum and  matures  at the
                                       later of three years from the date of
                                       the  Note  or a  date  which  is  six
                                       months   after  the  date  the  Texas
                                       Natural    Resources     Conservation
                                       Commission  (TNRCC)  issues a Closure
                                       or No Further Action  letter,  but in
                                       no event later then May 1, 2003.  The
                                       payment  of this  note is  contingent
                                       upon  the   unreimbursed   amount  of
                                       environmental  remediation work to be
                                       performed  at  the  Southridge  Plaza
                                       property.

nvironmental and Other Regulatory Matters

         Under various federal, state and local laws and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's or operator's ability to sell such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility. Certain laws impose liability for release of asbestos into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to asbestos. In connection with its ownership and operation of the Company's assets, the Company, or Wexford, as the case may be, may be potentially liable for such costs.

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

Item 3.       LEGAL PROCEEDINGS.

         The Company is currently the Defendant in a pending litigation in which a claim has been made against the Company for $330,000 and is involved in certain legal proceedings arising in the ordinary course of its business. Although the ultimate disposition of these proceedings is not determinable, management does not believe that such claims or proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition or operations.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              SECURITY MATTERS.

         The Company's Common Stock commenced trading on the NASDAQ SmallCap Market on January 23, 1995 under the symbol RPIA. Set forth below (rounded to the nearest $.01) are the high and low closing bid prices for the Common Stock since January 1, 1997, as reported by the NASDAQ/SmallCap Market. The prices reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                  Fiscal Year 1997                      High             Low
                  ----------------                      ----             ---

         Fourth Quarter ...................             $5.250           $1.500
         Third Quarter ....................             $7.250           $6.125
         Second Quarter ...................             $8.250           $6.000
         First Quarter ....................             $9.000           $8.125

As of March 1, 1998, there were 43 shareholders of record of the Common Stock. The Common Stock is traded through the Depository Trust Company, which lists broker-dealers and bank participants as owning shares of the Common Stock. As a consequence, the Company believes that the actual number of owners of the Common Stock is substantially in excess of 43. The Company has not paid any dividends with respect to its Common Stock through December 31, 1996. The Credit Agreement, which the Company was a party to through January 30, 1997, contained certain restrictions on the Company's ability to pay dividends. On January 30, 1997, the amount outstanding under the Credit Agreement was repaid and the Credit Agreement was cancelled. During 1997, the Company made distributions of $77,000,000 (7.70 per common share). See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources" and Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 hereof.

Item 6.       SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data at the end of and for the periods indicated. The selected consolidated financial data for Liberte (the Company's predecessor) for the fiscal year ended June 30, 1993 and for the nine months ended March 31, 1994 have been derived from Liberte's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, respectively. Such selected financial data are included in the excerpts from the foregoing Form 10-K and 10-Q filed as Appendix I to this Form 10-K. The Company's selected consolidated statement of operations for the period from April 7, 1994 (commencement of operations) through December 31, 1994 and the years ended December 31, 1995, 1996 and 1997 and the selected consolidated balance sheet data as of April 7, 1994, December 31, 1994, 1995, 1996 and 1997 have been derived from the Company's consolidated financial statements which have been audited by the Company's independent auditors, Deloitte & Touche LLP. Those financial statements, other than the April 7, 1994, December 31, 1994 and 1995 balance sheet data, have been included elsewhere in this Form 10-K.

                                             THE COMPANY                                            LIBERTE
                             -----------------------------------------                  ---------------------------
                                 Six                                    April 7, 1994       Nine
                             Months Ended                Year               Through     Months Ended     Year Ended
                               June 30,           Ended December 31,      December 31,    March 31,       June 30,
                                 1997            1996            1995         1994          1994            1993
                               ---------      ---------      ---------     ---------      --------       ---------
                                                     (in thousands, except per share amounts)
INCOME STATEMENT DATA:

Revenue                        $   9,430      $  25,054      $  23,857     $  14,995      $  9,519       $  15,115
Interest Expense                     233          3,204          6,438         4,546         7,600          16,295
Write-downs for impairment
   of value and loan losses           --          6,591          9,005         8,460         3,175          15,150
Extraordinary gain                    --            159            839            --            --              --
Reorganization costs, net             --             --             --            --        (5,211)             --
Net income (loss)                  4,838          1,727         (7,156)      (12,239)      (15,694)        (34,672)
Net income (loss)
   per common share                  .48            .17           (.72)        (1.22)        (1.29)          (2.94)
Cash dividends declared
   per common share                 2.50             --             --            --            --              --

BALANCE SHEET DATA:

                                            December 31,
                                --------------------------------------       April 7,      March 31,      June 30,
                                   1996            1995          1994          1994          1994           1993
                               ----------       -------      ---------     ---------      --------       --------
Total assets                   $  93,286      $ 155,863      $ 183,247     $ 194,704      $ 248,354       $ 261,575
Debt                               7,784         66,032         85,316        87,836        183,127         187,725
Redeemable preferred stock           300            300            300           300             --              --
Shareholders' equity              83,400         81,701         88,885       101,145         48,506          63,591

                                                                      For the Six
                                                                      Months Ended
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION DATA:            December 31, 1997
                                                                   -----------------
Increase (Decrease)

Adjustment for adoption of liquidation accounting ............         $  1,829

Dividends paid to Common Shareholders ........................          (52,000)

Net change in net assets in liquidation ......................              (50)

STATEMENT OF NET ASSETS IN LIQUIDATION DATA:                       December 31, 1997
                                                                   -----------------
Total Assets ..............................................            $ 19,029

Total Liabilities .........................................              (6,026)

Net Assets in Liquidation .................................              13,003

Net Assets in liquidation per share .......................                1.30


Item 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         The Company's primary objectives are to liquidate its assets in an efficient manner that optimizes the values for such assets and reduction of operating costs. The period of time to liquidate the assets and distribute the proceeds of the Company's assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

During 1997 the Company sold twenty properties realizing net proceeds of $76,153,000 which were used to pay dividends to Common Shareholders of $77,000,000 as follows:

                                                        PER SHARE
      TYPE                         DATE PAID             AMOUNT         TOTAL
      ----                         ---------             ------         -----
Special ................        April 14, 1997          $   2.50     $25,000,000
Liquidating ............        October 16, 1997            2.25      22,500,000
Liquidating ............        November 6, 1997            1.15      11,500,000
Liquidating ............        December 4, 1997            1.80      18,000,000
                                                        --------     -----------

Total ..................                                $   7.70     $77,000,000
                                                        ========     ===========

Results of Operations - General

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996.

         All significant fluctuations between 1997 and 1996 were due to the sale of a significant portion of the Company's properties during 1997 and the accrual of estimated costs of liquidating the Company.

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

         Total revenues increased $1,197,000 for the year ended December 31, 1996, primarily due to an increase of $2,248,000 in mortgage loan interest income as a result of the repayment of the Jersey Property Corp. pool of mortgages, an increase in the net gain from asset dispositions of $1,283,000 as a result of the sale of certain assets at net sales prices greater than their carrying value, an increase in other income of $931,000 primarily as a result of a settlement received in September 1996 from a lawsuit the Company instituted against a former tenant for default of their lease obligations and an increase in investment income of $106,000, partially offset by a decrease in revenues from its operating real estate properties of $3,371,000. This decrease in revenues is primarily due to the sale during 1996 of seven operating properties (Barrington Hills, Copper Creek Apartments, Cimmaron Plaza, Harbor Bay Business Park, Olympia Corners Shopping Center, Pike Plaza and Shoppes at Cloverplace).

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

         The extraordinary gain of $159,000 is a result of the Company's purchase of $8,075,000 face amount of Senior Debt for approximately $7,916,000 (net of closing costs) during 1996.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



Independent Auditor's Report

Consolidated Statement of Net Assets in Liquidation as of December 31, 1997

Consolidated Balance Sheet (going concern basis) as of December 31, 1996

Consolidated Statement of changes in Net Assets in Liquidation for the six months ended December 31, 1997

Consolidated Statements of Operations (going concern basis) for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995

Consolidated Statements of Shareholders' Equity (going concern basis) for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows (going concern basis) for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements


All financial statement schedules have been omitted either because the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of Resurgence Properties Inc.

We have audited the accompanying consolidated statements of net assets in liquidation of Resurgence Properties Inc. and subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statement of changes in net assets in liquidation for the six months ended December 31, 1997. In addition, we have audited the accompanying consolidated balance sheet of the Company as of December 31, 1996 and the related statements of operations, shareholders' equity and cash flows for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note A to the consolidated financial statements, the Company's shareholders have approved a plan of complete liquidation and dissolution of the Company. As a result, the Company has changed its basis of accounting from the going concern basis to the liquidation basis effective July 1, 1997, under which the consolidated financial statements reflect assets at estimated net realizable amounts and liabilities at anticipated settlement amounts.

In our opinion, such consolidated financial statements present fairly, in all material respects, (1) the net assets in liquidation of the Company at December 31, 1997, (2) the changes in its net assets in liquidation for the six months ended December 31, 1997, (3) its financial condition at December 31, 1996 and
(4) the results of its operations and its cash flows for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles on the bases described in the preceding paragraph.




/s/DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
March 13, 1998

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(DOLLARS IN THOUSANDS)

                                                                    December 31, 1997
ASSETS

     REAL ESTATE ASSETS ....................................             $17,121

     CASH AND CASH EQUIVALENTS .............................                 408

     RESTRICTED CASH .......................................               1,500
                                                                         -------
         TOTAL ASSETS ......................................              19,029
                                                                         -------

LIABILITIES

     MORTGAGE NOTE PAYABLE .................................               4,701

     ESTIMATED COSTS OF LIQUIDATION ........................                 470

     ACCRUED MANAGEMENT DISTRIBUTION .......................                 555

     REDEEMABLE PREFERRED STOCK ............................                 300
                                                                         -------
         TOTAL LIABILITIES .................................               6,026
                                                                         -------

COMMITMENTS AND CONTINGENCIES

NET ASSETS IN LIQUIDATION ..................................             $13,003
                                                                         =======


                 See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED  BALANCE SHEET (GOING CONCERN BASIS)
(Dollars in thousands,  except share and per share amounts)

                                                                      December 31, 1996
                                                                      -----------------
ASSETS

OPERATING REAL ESTATE PROPERTIES:
     Land ..........................................................         7,841
     Buildings and improvements ....................................        32,557
                                                                         ---------
                                                                            40,398
     Accumulated depreciation and amortization .....................        (2,893)
                                                                         ---------

         Operating real estate properties, net .....................        37,505

MORTGAGE LOANS ON REAL ESTATE:

     Non-earning ...................................................         3,228
     Allowance for possible losses .................................        (3,198)
                                                                         ---------

     Mortgage loans on real estate, net ............................            30

CASH AND CASH EQUIVALENTS ..........................................         4,378

ACCOUNTS RECEIVABLE (net of allowance for doubtful accounts of $244)         1,054

ASSETS HELD FOR SALE ...............................................        49,387

OTHER ASSETS .......................................................           932
                                                                         ---------

TOTAL ASSETS .......................................................     $  93,286
                                                                         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Senior debt ...................................................     $   2,490
     Mortgage notes payable ........................................         5,294
     Real estate taxes .............................................           482
     Other liabilities .............................................         1,320
                                                                         ---------
         Total liabilities .........................................         9,586

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK  ........................................           300

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED  BALANCE SHEET (GOING CONCERN BASIS)
(Dollars in thousands,  except share and per share amounts)(continued)

                                                                      December 31, 1996
                                                                      -----------------
SHAREHOLDERS' EQUITY:
     Common stock, par value $.01; 50,000,000 shares authorized;
         10,000,000 shares issued and outstanding ..................           100
     Paid-in-capital ...............................................       101,045
     Accumulated deficit ...........................................       (17,745)
                                                                         ---------

         Total shareholders' equity ................................        83,400
                                                                         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................     $  93,286
                                                                         =========


                 See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Dollars in thousands)

                                                                    For the six months
                                                                 Ended December 31, 1997
                                                                 -----------------------
Shareholders' equity, July 1, 1997 (going concern basis) .......       $ 63,224

Liquidation basis adjustments:

     Adjust assets and liabilities to net realizable value .....          3,490

     Accrued estimated costs of liquidation ....................         (1,100)

     Accrued management distribution ...........................           (561)
                                                                       --------

Net assets in liquidation July 1, 1997 .........................         65,053

Dividends Paid .................................................        (52,000)

Net changes in net assets in liquidation .......................            (50)
                                                                       --------

Net assets in liquidation, December 31, 1997 ...................       $ 13,003
                                                                       ========

                 See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED   STATEMENTS  OF  OPERATIONS  (GOING  CONCERN  BASIS)
(Dollars in thousands, except share and per share amounts)


                                                       For the six month ended     For the years ended December 31,
                                                           June 30, 1997             1996               1995
                                                       -----------------------    --------------------------------
REVENUES:
     Minimum rents                                        $         4,548         $      14,421      $      16,890
     Recoveries from tenants                                          819                 2,678              3,580
     Mortgage loan interest                                            --                 4,444              2,196
     Investment income                                                280                   784                678
     Net gain from asset dispositions                               3,547                 1,367                 84
     Other                                                            236                 1,360                429
                                                          ---------------         -------------      -------------
         Total revenues                                   $         9,430                25,054             23,857
                                                          ---------------         -------------      -------------
EXPENSES:
     Property operations                                            2,378                 6,946              8,146
     Interest expense                                                 233                 3,204              6,438
     Non-income producing assets                                       98                 1,101              1,864
     Management fees                                                  817                 1,916              2,049
     General and administrative                                       332                   602              1,028
     Depreciation and amortization                                    734                 3,126              3,322
     Write-downs for impairment of value                               --                 6,591              9,005
                                                          ---------------         -------------      -------------
         Total expenses                                   $         4,592                23,486             31,852
                                                          ---------------         -------------      -------------
INCOME (LOSS) BEFORE INCOME
     TAXES AND EXTRAORDINARY GAIN                                   4,838                 1,568             (7,995)

     Income Taxes                                                      --                    --                 --
                                                          ---------------         -------------      -------------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                             4,838                 1,568             (7,995)
                                                          ---------------         -------------      -------------
     Extraordinary Gain                                                --                   159                839
                                                          ---------------         -------------      -------------

NET INCOME (LOSS)                                         $         4,838         $       1,727      $      (7,156)
                                                          ===============         =============      =============

INCOME (LOSS) PER COMMON SHARE
(10,000,000 shares outstanding):

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                   $          0.48         $         0.16     $       (0.80)

EXTRAORDINARY GAIN                                                     --                   0.01              0.08
                                                          ---------------         --------------     -------------

NET INCOME (LOSS)                                         $          0.48         $         0.17     $       (0.72)
                                                          ===============         ==============     =============

                            See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF  SHAREHOLDERS'  EQUITY (GOING CONCERN BASIS)
For the Six Months Ended June 30, 1997 and the Years Ended December 31, 1996 and 1995
(Dollars in thousands, except share amounts)


                                          COMMON STOCK                PAID - IN        ACCUMULATED
                                    SHARES           AMOUNT           CAPITAL            DEFICIT           TOTAL
                                    ------           ------           -------            -------           -----
Balance, January 1, 1995 .       10,000,000               100           101,045           (12,260)           88,885

Preferred stock dividends              --                --                --                 (28)              (28)

Net loss .................                                                                 (7,156)           (7,156)
                               ------------      ------------      ------------      ------------      ------------

Balance, December 31, 1995     $ 10,000,000      $        100      $    101,045      $    (19,444)     $     81,701

Preferred stock dividends              --                --                --                 (28)              (28)

Net income ...............             --                --                --               1,727             1,727
                               ------------      ------------      ------------      ------------      ------------

Balance, December 31, 1996     $ 10,000,000      $        100      $    101,045      $    (17,745)     $     83,400

Preferred Stock Dividends              --                --                --                 (14)              (14)

Common Stock Dividends ...             --                --             (25,000)             --             (25,000)

Net Income ...............             --                --                --               4,838             4,838
                               ------------      ------------      ------------      ------------      ------------

Balance, June 30, 1997 ...       10,000,000      $        100      $     76,045      $    (12,921)     $     63,224
                               ============      ============      ============      ============      ============


                 See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
(Dollars in thousands)

                                                           For the six months ended     For the years ended December 31,
                                                                 June 30, 1997                1996            1995
                                                           ------------------------     --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ........................................       $  4,838              $  1,727        $ (7,156)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation and amortization:
       Operating real estate properties .....................            607                 2,617           3,182
       Other assets .........................................            127                   509             140
     Net gain from asset dispositions .......................         (3,547)               (1,367)            (84)
     Extraordinary gain .....................................           --                    (159)           (839)
     Write-downs for impairment of value ....................           --                   6,591           9,005
     Straight line adjustment for stepped rentals ...........            109                   (47)            158
     Net changes in assets and liabilities ..................           (448)                 (875)         (2,959)
                                                                    --------              --------        --------

         Net cash provided by operating activities ..........          1,686                 8,996           1,447
                                                                    --------              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sales of assets ........................         34,555                35,753           7,636
   Net collections on mortgage loans ........................            299                14,723           2,748
   Improvements to operating properties .....................           (574)               (1,731)         (1,885)
   Acquisitions of operating properties .....................           --                  (4,056)         (9,532)
   Acquisitions of mortgage loans ...........................           --                    --              --
                                                                    --------              --------        --------

         Net cash provided by (used for) investing activities         34,280                44,689          (1,033)
                                                                    --------              --------        --------

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
(Dollars in thousands) (continued)

                                                           For the six months ended     For the years ended December 31,
                                                                 June 30, 1997               1996            1995
                                                           ------------------------     --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Senior debt repayments, net ..............................         (2,490)              (47,332)         (5,725)
   Mortgage loan repayments .................................           (289)               (2,840)           (206)
   Common Stock Dividends ...................................        (25,000)                 --              --
   Preferred stock dividends ................................            (14)                  (28)            (28)
   Purchases of interest in senior debt .....................           --                  (7,925)        (12,514)
                                                                    --------              --------        --------

         Net cash used for financing activities .............        (27,793)              (58,125)        (18,473)
                                                                    --------              --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........          8,173                (4,440)        (18,059)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............          4,378                 8,818          26,877
                                                                    --------              --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................       $ 12,551              $  4,378        $  8,818
                                                                    ========              ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest ...................................       $    233              $  3,387        $  7,488
                                                                    ========              ========        ========

                              See notes to consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

A.       ORGANIZATION AND BASIS OF PRESENTATION

         Resurgence Properties Inc. and its subsidiaries (the "Company") are engaged in diversified real estate activities. The Company was incorporated on March 25, 1994 and began its operations on April 7, 1994, when the Company succeeded to most of the assets of Liberte Investors ("Liberte") upon consummation of Liberte's bakruptcy plan ("the Plan of Reorganization"). The Company is managed and administered by Wexford Management LLC ("Wexford").

         On April 24, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") which was approved by a majority vote of the shareholders on September 26, 1997. The key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets: (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution. As a result of the adoption of the Plan, the Company adopted the liquidation basis of accounting effective July 1, 1997, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, and an accrual is recorded for the estimated costs of operating the Company until its liquidation. The valuation of assets and liabilities requires many estimates and assumptions by management and there are substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. Accruals totaling approximately $1,100 have been recorded as of July 1, 1997 for the estimated future costs of liquidating the Company which include, but are not limited to, costs of disposing the Company's remaining assets and general and administrative costs through the estimated conclusion of liquidation.

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

         Operating Real Estate Assets, Depreciation and Write-down for Impairment - Prior to the adoption of the liquidation basis of accounting (Note A), each operating real estate property was carried at the lower of cost less accumulated depreciation or fair value, net of closing costs. Expenditures directly related to the acquisition and improvement of real estate properties were capitalized at cost as land, buildings and improvements. Each property was evaluated periodically to ascertain that net carrying value does not exceed fair value as determined by management. A write-down for impairment was recognized when it is determined that the net carrying value of an asset exceeds its fair value. Facts considered in the evaluation are the estimated future cash flows, current occupancy levels, the prospects for the property and the economic situation in the region where the property is located. The amount of impairment was measured as the difference between net carrying value and fair value.

         Buildings, improvements and equipment were depreciated over their estimated useful lives using the straight-line method. Tenant improvements were capitalized and amortized over the terms of the respective leases. Certain other costs associated with leasing the operating properties were capitalized and amortized over the periods benefited by the expenditures. Expenditures for recurring maintenance and repairs were expensed as incurred.

         Assets Held for Sale - Prior to the adoption of the liquidation basis of accounting (Note A), foreclosed real estate, whether held for the production of income or held for sale, was recorded at the lower of cost or fair value, net of closing costs. Any excess of the recorded investment in the mortgage loan relating to such real estate over the fair value of the collateral was recognized as a loan loss in the current period to the extent that it is not offset against previously established allowances. Operating properties and mortgage loans under contract for sale were classified as assets held for sale.

         Write-down for Possible Losses on Mortgage Loans and Assets Held for Sale - Prior to the adoption of the liquidation basis of accounting (Note A), the Company recorded write-downs for possible losses on mortgage loans and assets held for sale based on an evaluation of each real estate loan and each property acquired through foreclosure and held for sale. Consideration was given to the collectibility of the mortgage loans and to the estimated value of the collateral underlying a loan or of properties held.

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

         Average common shares used in the computations of net income (loss) per common share for the six months ended June 30, 1997 and for the years ended December 31, 1996 and 1995 were 10,000,000. The effects of stock options as discussed in Note J are not considered in the computations, as their effect is antidilutive.

         New Accounting Pronouncements - The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Because the Company is in liquidation, Management does not believe these pronouncements will have any impact on its net assets in liquidation or the changes in those assets.

C.       RESTRICTED CASH

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

 D.       REAL ESTATE ASSETS

         Real estate assets at December 31, 1997 have been recorded at the estimated net realizable values in liquidation. No independent appraisals have been obtained on these assets. The estimated net realizable values have been determined based on actual sales subsequent to the balance sheet date, signed contracts, contract negotiations, internal analysis, inquiries or offers from prospective purchasers, inquiries of market professionals and expected selling costs and operating results through the anticipated disposal date.

         Real estate assets at December 31, 1997 are summarized by type as follows:

                                                           Estimated
                                                       Liquidation Value
                                                       -----------------
         Office Building                                 $    12,215
         Industrial Complex                                    4,518
         Mortgage Note                                           300
         Land                                                     88
                                                         -----------
                                                         $    17,121
                                                         ===========

         The industrial complex and land were sold in January 1998 and February 1998, respectively, for net proceeds of $4,606.


 E.       OPERATING REAL ESTATE ASSETS

         The following summarizes the net carrying value of the Company's Operating real estate assets at December 31, 1996 by type:

                                                     Number              Amount
                                                   -------               -------
         Retail                                          5               $26,652
         Office                                          1                10,853
                                                   -------               -------
                                                         6               $37,505
                                                   -------               -------

         During 1997, the Company sold five operating properties (Greenway Village, Riverwood Plaza, Stuart Square, Southern Plaza and Home Center Village) for net cash proceeds of $25,668.

         During 1996, the Company sold seven operating properties (Barrington Hills, Breighton-Copper Creek, Cimarron Plaza, Harbor Bay, Olympia Corners, Pike Plaza and Shoppes at Cloverplace), for net cash proceeds of $26,473.

 F.       ASSETS HELD FOR SALE

         The following sets forth the Company's assets held for sale at December 31, 1996 by category:


                                                         No. of
                                                      Properties          Amount
                                                      ----------          ------
         Land                                                3           $   300
         Single-family lots                                  3               915
         Completed properties:
         Office                                              1            10,430
         Multi-family                                        1             3,808
         Shopping center/retail                              4            25,576
         Single-family                                      --                --
         Industrial                                          3             6,708
         Condominiums                                       --                --
         Mortgage loan                                       1             1,650
                                                       -------           -------

                                                            16           $49,387
                                                       =======           =======


         During 1996, the Company acquired a tax lien on a seven building industrial complex located in Lawrenceville, New Jersey, for $3,256 (including closing costs). In October 1996, the Company obtained title to the property. During 1996, the Company sold various land assets for net proceeds of $3,089.

         During 1997, the Company sold ABCO Plaza, Cortez Plaza, 1025 Vermont Avenue, Bayshore Club Apartments, Executive Airport, Southridge Plaza, Riverbend Shopping Center, Ramser-Newton Avenue and various land assets for net proceeds of $50,485.

G.       SENIOR DEBT

         Pursuant to the Plan, the Company assumed certain liabilities of Liberte, including the obligations of Liberte for the repayment of secured lenders. The Company, the secured lenders and Fleet National Bank of Massachusetts, formerly Shawmut Bank Connecticut, as administrative agent, were parties to the Secured Credit Agreement (the "Agreement"). Under the Agreement, the Company assumed and agreed to pay the secured lenders a total of $81,836 (the "Senior Debt") which included $6,000 payable to Liberte. At the option of the Company, the Senior Debt bore interest at either (a) LIBOR as defined plus 2% through March 31, 1996 and 2.5% thereafter, or (b) the alternate base rate, which is the higher of the corporate base rate or the federal funds effective rate plus 1/2%. The Company had the ability to select interest rates for various components of the Senior Debt for various periods of time. At December 31, 1996, the interest rate was 8.25%. Interest payments were due based upon the period of time opted, but generally could be extended beyond three months. The Senior Debt was repayable in quarterly installments of $1,620 through September 30, 1998 plus a payment of $10,800 due on or before March 31, 1996 with a final payment of $41,876 on December 31, 1998. The Company could prepay without penalty or premium any portion of the outstanding balance.

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

H.       MORTGAGE NOTE PAYABLE

         The Mortgage note payable represents a 9.75% per annum fixed rate nonrecourse, first mortgage note maturing on September 1, 1998 and collateralized by the Cross Creek Business Center.

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

J.       AGREEMENTS WITH MANAGERS

         On May 4, 1994, the Company entered into a Management Agreement, as amended, with Concurrency Management Corp. ("Concurrency"), which was assigned to Wexford Management LLC ("Wexford") as of January 1, 1996, pursuant to which Wexford serves as portfolio manager. The original term of the Wexford Management Agreement was scheduled to expire on May 4, 1997, however, the Board of Directors and Wexford agreed to an extension of the Management Agreement under a reduced fee arrangement through December 31, 1997. The extended Management Agreement provided for a fee payable to Wexford of $1,482 for the year ending December 31, 1997. For the year ended December 31, 1996 and 1995, Wexford was paid a Management Fee of $1,916 and $2,049, respectively. The Management Agreement was indefinitely extended during 1998 on a month to month basis subject to cancellation by either party for any reason upon 30 days prior written notice. The Management fee for 1998 is $10,000 for January and $22,000 per month thereafter. Certain officers of the Company are also officers of Wexford. Various unrelated property managers have been engaged to oversee daily property activities.

         On May 4, 1994, the Company agreed to grant option (the "Management Option") to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $8.50 per share. The Management Options carried a cashless exercise feature pursuant to which the excess of the market value of the Common Stock underlying a Management Option over the exercise price thereof may be utilized upon exercise of other options by applying such excess upon cancellation to the exercise of such other options in lieu of cash payment of such exercise price. The number of shares of Common Stock beneficially owned by each recipient of Management Options were subject to the ownership limit provision contained in the Company's Charter.

         Pursuant to the approved plan of liquidation, the Management Options were exchanged for Management Distributions. The Management Distributions are payable in the amount equal to ten percent of all distributions made to stockholders of the Company in excess of $8.50 per share. The Management Distribution compensation package was designed to provide the same economic benefits as the Management Options.

K.         INCOME TAX

         The Company files a consolidated federal income tax return including all its subsidiaries. At December 31, 1997, the Company had estimated net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $16.8 million, which expire in the years 2009 through 2012.

         Following is a summary of the deferred tax asset as of December 31, 1997 and 1996:

                                                                December 31,
                                                            1997          1996
                                                          -------       -------
         Deferred tax asset:
         Excess of tax over book basis of net assets      $ 7,377       $ 9,877
         Less: Valuation allowance                         (7,377)       (9,877)
                                                          -------       -------

         Net tax asset                                      $  --         $  --
                                                          =======       =======

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

M.       WRITE-DOWNS FOR IMPAIRMENT OF VALUE AND LOAN LOSSES

         Prior to adoption of the liquidation basis of accounting (Note A), the Company monitored the value of its assets to ascertain that the net carrying value of its assets were not in excess of fair value based on current information available to the Company. Write-downs were taken so as to reduce the net carrying value of these assets to amounts that in the Company's judgement reflect fair value. No independent appraisal of these assets occurred or was contemplated. The determination of fair value is based on future economic events which are inherently subjective.

         Write-downs for impairment of value and loan losses charged to operations were as follows:

                                           For the six          For the years
                                          months ended       ended December 31,
                                         June 30, 1997         1996      1995
                                          -------------         ----      ----
         Mortgage loans on real estate        $ --            $ --       $3,021
         Assets held for sale                   --             6,591      5,984
                                              ------          ------     ------

                                              $ --            $6,591     $9,005
                                              ======          ======     ======

N.       DIVIDENDS PAID

         The  following   table   summarizes   the  dividends   paid  to  common
         shareholders during 1997:

                                                            PER SHARE
                TYPE               DATE PAID                 AMOUNT            TOTAL
                ----               ---------                 ------            -----
                Special            April 14, 1997           $   2.50        $    25,000
                Liquidating        October 16, 1997             2.25             22,500
                Liquidating        November 6, 1997             1.15             11,500
                Liquidating        December 4, 1997             1.80             18,000
                                                            --------        -----------

                Total                                       $   7.70        $    77,000
                                                            ========        ===========


Item 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names, ages and positions of the directors and executive officers of the Company are set forth below as of March 1, 1998. All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation. All officers serve at the discretion of the Board of Directors.

    Name                        Age             Positions
    ----                        ---             ---------

    Charles E. Davidson         44      Chairman of the Board and Director

    Joseph M.  Jacobs           45      Chief Executive Officer, President,
                                        Treasurer and Director

    Karen M.  Ryugo 1 & 2       38      Director

    Vance C.  Miller 1 & 2      64      Director

    Lawrence Howard, M.D. 1     43      Director

    Jeffrey A. Altman 1 & 2     31      Director

    Robert Holtz                30      Vice President and Assistant Secretary

    Jay L.  Maymudes            37      Vice President, Chief Financial Officer
                                        and Secretary
--------
         1         Member of Compensation Committee
         2         Member of Audit Committee


         Charles E. Davidson has been a director of the Company and the Chairman of the Board of Directors of the Company since its formation in March 1994. Mr. Davidson also serves as Chairman of the Board of DLB Oil & Gas, Inc., a corporation engaged primarily in the exploration for and development of shallow crude oil and natural gas fields. Mr. Davidson is the managing principal of a number of private investment partnerships. From December 1985 to May 1994, Mr. Davidson was a general partner of Steinhardt Partners, L.P. and Institutional Partners, L.P., private investment funds. He is currently the Chairman and a member of Wexford.

         Joseph M. Jacobs has been a director of the Company and the Chief Executive Officer, President and Treasurer of the Company since its formation in March 1994. From May 1994 through December 18, 1996, Mr. Jacobs was the President and sole stockholder of Concurrency, the previous asset manager and portfolio manager of the Company. Mr. Jacobs is the President and a member of Wexford, the current asset and portfolio manager of the Company. See "Certain Relationships and Related Transactions -- Wexford Management Agreement". From 1982 through May 1994, Mr. Jacobs was employed by, and since 1988 was the President of, Bear Stearns Real Estate Group, Inc., a firm engaged in all aspects of real estate. Bear Stearns Real Estate served as the Company's portfolio manager from February 7, 1994 to May 3, 1994.

         Karen M. Ryugo has been a director of the Company since its formation in March 1994. She was also a Vice President and the Secretary of the Company from January 1995 until May 1997. Since May 1997, Ms. Ryugo has acted as an independent financial consultant. Ms. Ryugo was a Senior Vice President of Wexford from January 1995 through April 1997 and serves as a director of several private companies. From 1988 through December 1994, Ms. Ryugo was employed by Steinhardt Management Company, Inc., an investment management company, where she was responsible for analyzing special situations, including corporate restructurings and acquisitions.

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

         Dr. Lawrence Howard, M.D. has been a director of the Company since its formation in March 1994. Dr. Howard is a founder of Presstek, Inc. (a public company) and has been a director since November 1987. Dr. Howard was Vice Chairman of Presstek from November 1992 to February 1996, Chief Executive Officer and Treasurer from June 1988 to June 1993, President from June 1988 to November 1992 and Vice President from October 1987 to June 1988. From March 1997 to the present, Dr. Howard has been a general partner of Hudson Ventures, L.P., a limited partnership that has qualified as a small business investment company. From July 1995 to March 1997, Dr. Howard was President of Howard Capital Partners, Inc., an investment and merchant banking firm. From July 1994 to July 1995, Dr. Howard was Senior Managing Director of Whale Securities Co. L.P., an NASD registered broker-dealer. From October 1992 through June 1994, Dr. Howard was President and Chief Executive Officer of LH Resources, Inc., a management and financial consulting firm.

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

Item 11. EXECUTIVE COMPENSATION.

         The following table sets forth the long-term compensation paid by the Company to the Chief Executive Officer for services rendered in all capacities to the Company during the fiscal years ended December 31, 1997 and 1996:

                           Summary Compensation Table

                                                        Long  Term Compensation
                                                                 Awards
                                                         Securities Underlying
Name and Principal Position           Year                    Options (#)
---------------------------           ----                    -----------
Joseph M. Jacobs                      1996                       17,719
   President and Chief
   Executive Officer



Mr. Jacobs was not granted any Management Options during the years ended December 31, 1997, 1996 and 1995. Pursuant to the terms of the Wexford Management Agreement, the Company granted Mr. Jacobs and another executive officer of the Company in their capacity as officers of Wexford an aggregate of 555,555 Management Options during the year ended December 31, 1994 and another executive officer of the Company in his capacity as officer of Wexford 15,000 Management Options during the year ended December 31, 1995. Management Options underlying 17,719 shares were forfeited to Mr. Jacobs by certain employees of Wexford during the year ended December 31, 1996 as a result of their termination.

              None of the Management Options were exercised by the Chief Executive Officer during the fiscal year ended December 31, 1997. In connection with the adoption of the plan of liquidation, all Management Options were exchanged for Management Distributions of which Mr. Jacobs is entitled to receive approximately 86.4% of all such management distributions. See "Business
- "Wexford Management Agreement".

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

Meetings Held and Action Taken

         During 1997, the Board of Directors held three meetings and acted nine times by informal action. The Compensation Committee did not meet during 1997. All Directors participated in the three meetings.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board of Directors has been comprised of Karen M. Ryugo, Dr. Lawrence Howard and Vance C. Miller. Until January 1995, Ms. Ryugo was a non-compensated Vice President and the Secretary of the Company. In January 1995, Ms. Ryugo became a Vice President of Concurrency from January 1996 until May 1997, and she was a Senior Vice President of Wexford. In addition, although Joseph M. Jacobs is not a member of the Compensation
Committee, as the President and controlling person of Wexford, he has discretionary authority with respect to the grant of Management Options to Wexford's officers and/or employees who, in some instances, are also officers of the Company and, accordingly, Mr. Jacobs performs certain of the functions traditionally reserved for compensation committees. Mr. Jacobs has a residual interest in any ungranted or terminated Management Options to the extent not granted to any other person, or granted to another person but not vested, prior to their expiration. See "Business --Wexford Management Agreement" and "Certain Relationships and Related Transactions --Wexford Management Agreement". Other than the foregoing, none of the members of the Compensation Committee has any relationship with other entities that would require disclosure concerning Compensation Committee Interlocks and Insider Participation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information known to Resurgence with respect to beneficial ownership of the Common Stock as of March 1, 1998 (except as set forth in the footnotes thereto), by: (i) each person who beneficially owns 5% or more of the Common Stock, (ii) each of the Company's executive officers, (iii) each of the Company's directors, and (iv) all directors and officers as a group. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named below on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing percentage ownership of any other person.

                                                                              Beneficial Ownership (1)
                                                                    -------------------------------------------
                                                                    Number of                        Percentage
Name of Beneficial Owner                                             Shares                         Outstanding
------------------------                                             ------                         -----------
Farallon Capital Management, L.L.C.                                 374,700  (2)                         5.7%
Farallon Capital Partners, L.P.                                   1,140,700  (2)                        11.4
Farallon Capital Institutional Partners, L.P.                     1,291,700  (2)                        12.9
Farallon Capital Institutional Partners II, L.P.                    776,600  (2)                         7.8
Farallon Capital Institutional Partners III, L.P.                    25,000  (2)                         0.3
Tinicum Partners, L.P.                                              213,400  (2)                         2.3
Farallon Partners, L.L.C.                                         3,447,400  (2)                        34.5
Thomas F. Steyer                                                  4,015,100  (2)                        40.2
Fleur E. Fairman                                                  3,447,400  (2)                        34.5
David I. Cohen                                                    4,015,100  (2)                        40.2
Meridee A. Moore                                                  4,015,100  (2)                        40.2
Joseph F. Downes                                                  4,015,100  (2)                        40.2
Jason M. Fish                                                     4,015,100  (2)                        40.2
William F. Mellin                                                 4,015,100  (2)                        40.2
Stephen L. Millham                                                4,015,100  (2)                        40.2
Andrew B. Fremder                                                 4,015,100  (2)                        40.2
Enrique H. Boilini                                                4,015,100  (2)                        40.2
     Total Shares in the Preceding Group                          4,015,100  (2)                        40.2

Franklin Mutual Advisers, Inc.                                    2,472,200  (3)                        24.7
     Total Shares in the Preceding Group                          2,472,200  (3)                        24.7

Wexford Capital Partners II, L.P.                                   691,500  (4)                         6.9
Wexford Overseas Partners I, L.P.                                   308,500  (4)                         3.1
Charles E. Davidson (5)                                           1,218,500  (4)                        12.2
     Total Shares in the Preceding Group                          1,218,500  (4)                        12.2

                                                                               Beneficial Ownership (1)
                                                                  ---------------------------------------------
                                                                    Number of                        Percentage
Name of Beneficial Owner                                             Shares                         Outstanding
------------------------                                             ------                         -----------
Davidson Kempner Partners                                           375,000  (6)                         3.7
Davidson Kempner Endowment Partners                                 284,700  (6)                         2.8
MHD Management Co.                                                  659,900  (6)                         6.6
Davidson Kempner Institutional Partners, L.P.                       522,000  (6)                         5.2
Davidson Kempner Advisers, Inc.                                     522,000  (6)                         5.2
Davidson Kempner International, Ltd.                                 61,400  (6)                         *
Davidson Kempner International Advisors LLC                          61,400  (6)                         *
M.H. Davidson & Co.                                                  24,100  (6)                         *
Thomas L. Kempner Foundation Inc.                                       900  (6)                         *
Thomas L. Kempner, Jr.                                            1,269,700  (6) (7)                    12.7
Marvin H. Davidson                                                1,267,400  (6)                        12.7
Stephen M. Dowicz                                                 1,267,400  (6)                        12.7
Scott E. Davidson                                                 1,267,400  (6)                        12.7
Michael J. Leffell                                                1,267,400  (6)                        12.7
     Total Shares in the Preceding Group                          1,269,700  (6)                        12.7

Joseph M. Jacobs (4) (9)                                             50,000  (8)                         *

Robert Holtz (4) (9)                                                  2,000  (9)                         *

Jay L. Maymudes (4) (9)                                               2,500  (10)                        *

Karen M. Ryugo (4)                                                    1,000  (11)                        *

Vance C. Miller (4)                                                          --                         --

Dr. Lawrence Howard, M.D. (4)                                                --                         --

Jeffrey A. Altman (4)                                                        --                         --

Directors and Officers, as a group (8 persons)                    1,274,000                             12.7%


*    Less than 1% of the outstanding Common Stock.

(1) Because shares of Common Stock may be deemed to be beneficially owned by more than one person or group of persons for purposes of Rule 13d-3 under the Exchange Act, each person or group of persons that may be deemed to be a beneficial owner is included on the table.

(2) As the managing members of Farallon Partners, L.L.C. ("FPLLC"), the general partner of each of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and Tinicum Partners, L.P. (collectively, the "Farallon Partnerships"), Thomas F. Steyer, Fleur E. Fairman, David I. Cohen, Meridee A. Moore, Joseph F. Downes, Jason M. Fish, William F. Mellin, Stephen L. Millham, Andrew B. Fremder and Enrique H. Boilini may each be deemed to own beneficially for purposes of Rule 13d-3 under the Exchange Act the 1,140,700, 1,291,700, 776,600, 25,000 and 213,400 shares held, respectively, by each of such Farallon Partnerships. As the General Partner of each of the Farallon Partnerships, FPLLC may be deemed to own beneficially for purposes of Rule 13d-3 under the Exchange Act the 1,140,700, 1,291,700, 776,600, 25,000 and 213,400 shares held by each of the Farallon Partnerships. These shares are included in the listed ownership. By virtue of investment management agreements between Farallon Capital Management, L.L.C., a registered investment advisor, ("FCMLLC") and various managed accounts, FCMLLC has the authority to purchase, sell and trade in securities on behalf of such accounts and, therefore, may be deemed the beneficial owner of the 567,700 shares held in such accounts. As the managing members of FCMLLC each of Mr. Steyer, Mr. Cohen, Ms. Moore, Mr. Downes, Mr. Fish, Mr. Mellin, Mr. Millham, Mr. Fremder and Mr. Boilini may be deemed the beneficial owner of the 567,700 shares held in such accounts managed by FCMLLC, which shares are included in the listed ownership. FCMLLC and FPLLC and each managing member thereof disclaims any beneficial ownership of such shares. All of the above-mentioned entities and persons disclaim group attribution. The foregoing is based upon information furnished to the Company by the Farallon Partnerships and FCM LLC.

(3) Franklin Mutual Advisers, Inc. ("FMAI") is an investment adviser registered under the Investment Advisers Act of 1940. One or more of FMAI's advisory clients are the beneficial owners of 2,472,200 shares of the Company's common stock. Pursuant to investment advisory agreements with its advisory clients, FMAI has sole investment discretion and voting authority with respect to such securities. FMAI is a wholly-owned subsidiary of Franklin Resources, Inc. ("FRI"), a publicly held financial services corporation. Neither FMAI nor FRI has any interest in dividends or proceeds from the sale of such securities and each disclaims beneficial ownership of all the securities owned by FMAI's advisory clients. The foregoing is based upon information furnished to the Company by FMAI.

(4) See "Directors and Executive Officers of the Registrant" for a description of such person's position with or relationship to the Company.

(5) Includes 691,500 shares held by Wexford Capital Partners II, L.P., 308,500 shares held by Wexford Overseas Partners I, L.P. and 218,500 shares subject to an irrevocable proxy granted to Charles E. Davidson pursuant to which Mr. Davidson may vote all such shares (the "Proxy"). Mr. Davidson disclaims beneficial ownership of the 218,500 shares subject to the Proxy. As the President of the corporate general partners of the general partners of each of Wexford Capital Partners II, L.P. and Wexford Overseas Partners I, L.P. (the "Wexford Partnerships"), Mr. Davidson may be deemed to own beneficially for purposes of Rule 13d-3 under the Exchange Act the 691,500 and 308,500 shares held, respectively, by each of such Wexford Partnerships. The shares held by the Wexford Partnerships were acquired in a privately negotiated transaction. See "Certain Relationships and Related Transactions --Purchase of Common Stock". The foregoing is based upon information furnished to the Company by the Wexford Partnerships.

(6) Pursuant to separate services agreements, M.H. Davidson & Co., Inc. ("M.H. Davidson") has investment and voting discretion with respect to the 24,100 shares of Common Stock held by M.H. Davidson & Co., the 375,000 shares of Common Stock held by Davidson Kempner Partners, the 284,700 shares of Common Stock held by Davidson Kempner Endowment Partners, the 522,000 shares of Common Stock held by Davidson Kempner Institutional Partners, L.P. and the 61,400 shares of Common Stock held by Davidson Kempner International, Ltd. (the "Davidson Kempner Entities"). As principals of M.H. Davidson, Thomas L. Kempner, Jr., Marvin H. Davidson, Stephen M. Dowicz, Scott E. Davidson and Michael J. Leffell may be deemed to own beneficially for purposes of Rule 13d-3 under the Exchange Act the 1,267,400 shares held by the Davidson Kempner Entities. The foregoing is based upon information furnished to the Company by M.H. Davidson. Marvin H. Davidson and Scott E. Davidson are not related to Charles E. Davidson.

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

(8) Includes 25,000 shares of Common Stock beneficially owned by Mr. Jacobs' wife and subject to an irrevocable proxy held by Charles E. Davidson, as to which shares Mr. Jacobs disclaims beneficial ownership, and 25,000 shares of Common Stock subject to an irrevocable proxy held by Charles E. Davidson. See "Certain Relationships and Related Transactions -- Purchase of Common Stock".

(9) Includes 2,000 shares of Common Stock subject to an irrevocable proxy held by Charles E. Davidson. See "Certain Relationships and Related Transactions -- Purchase of Common Stock".

(10) Includes 2,500 shares of Common Stock subject to an irrevocable proxy held by Charles E. Davidson. See "Certain Relationships and Related Transactions -- Purchase of Common Stock".

(11)     Represents  shares of Common Stock subject to an irrevocable proxy held
         by  Charles  E.  Davidson.   See  "Certain  Relationships  and  Related
         Transactions -- Purchase of Common Stock".

         The address of Thomas F. Steyer and the other individuals mentioned in footnote 2 above (other than Fleur E. Fairman and Enrique H. Boilini) is c/o Farallon Capital Management LLC, One Maritime Plaza, Suite 1325, San Francisco, California 94111. The address of Fleur E. Fairman is c/o Farallon Partners, L.L.C., One Maritime Plaza, Suite 1325, San Francisco, California 94111 and the address of Enrique H. Boilini is c/o Farallon Capital Management, L.L.C., 75 Holly Hill Lane, Greenwich, CT 06830. The address of Franklin Mutual Advisers, Inc. is 51 J.F.K. Parkway, Short Hills, New Jersey 07078; the address of Wexford Overseas Partners I, L.P. is c/o Hemisphere Management (Cayman) Limited, Zephyr House, P.O. Box 1561, Mary Street, George Town, Grand Cayman, Grand Cayman Islands, BWI; the address of Thomas L. Kempner, Jr. and the other individuals mentioned in footnote 6 above is c/o M.H. Davidson & Co., Inc., 885 Third Avenue, Suite 810, New York, NY 10022; and the business address of Charles E. Davidson, Wexford Capital Partners, L.P., and Joseph M. Jacobs is c/o Wexford Management LLC., 411 West Putnam Avenue, Greenwich, CT 06830.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Wexford Management Agreement

         Pursuant to the Wexford Management Agreement, Wexford, was engaged to serve (either directly or indirectly through sub-managers) as portfolio manager and as asset manager of the Company. Joseph M. Jacobs, the President, Chief Executive Officer, Treasurer and a director of the Company, is the President and a member of Wexford. Charles E. Davidson, the Chairman of the Board and a director of the Company, is the Chairman and a member of Wexford. Robert Holtz, a Vice President and Assistant Secretary of the Company, is a Principal and a member of Wexford. Jay L. Maymudes, the Chief Financial Officer, a Vice President and the Secretary of the Company, is the Chief Financial Officer and a Principal of Wexford. See "Business -- Wexford Management Agreement". Wexford provides management and other services to third parties that are not related to the Company. Wexford was paid a Wexford Management Fee of $1,482,000, $1,916,000 and $2,049,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)     The following documents are filed as part of this report:

              1. The consolidated financial statements and independent auditors'
                 report thereon are set forth in Item 8 of this Annual Report on Form 10-K.

              2. Financial  Statement Schedules are omitted because they are not applicable.

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

                                   RESURGENCE PROPERTIES INC.

                                   By:  /s/ J. L. Maymudes
                                        ------------------
                                        Jay L. Maymudes
                                        Chief Financial Officer, Vice President
                                        and Secretary (Principal Financial and
                                        Accounting Officer)
Date: March 26, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 26 th day of March, 1998.

              Signature                             Title
              ---------                             -----

By:   /s/ Charles E. Davidson            Chairman of the Board and Director
      -----------------------
      Charles E.  Davidson

By:   /s/ Joseph M. Jacobs               Chief Executive Officer, President,
      --------------------               Treasurer and Director
      Joseph M. Jacobs                   (Principal Executive Officer)

By:   /s/ Karen M. Ryugo                 Director
      ------------------
      Karen M. Ryugo

By:   /s Vance C. Miller                 Director
      ------------------
      Vance C. Miller

By:   /s/ Lawrence Howard M.D.           Director
      ------------------------
      Lawrence Howard, M.D.

By:   /s/ Jeffrey A. Altman              Director
      ---------------------
      Jeffrey A. Altman

By:   /s/ Jay L. Maymudes                Chief Financial Officer, Vice President
      -------------------                and Secretary (Principal Financial and
      Jay L. Maymudes                    Accounting Officer)

                                INDEX TO EXHIBITS

      The following is a list of all exhibits filed as part of this Report:

Exhibit No.       Description
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


*                 Incorporated by reference.

Exhibit No.       Description
-----------       -----------

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


*                Incorporated by reference.

Exhibit No.       Description
-----------       -----------

10.9 Assignment of Management Agreement between Concurrency Management Corp. and Wexford Management LLC, effective January 1, 1996. *

21                Subsidiaries and Sub-Partnership of the Registrant.


*                 Incorporated by reference