Form 10-Q
period 1998-03-31
RESURGENCE PROPERTIES INC
filed 1998-05-08
CIK 929223

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

                  For the quarterly period ended March 31, 1998

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

As of May 1, 1998, there were 10,000,000 shares of Common Stock, $0.01 par value, outstanding.

                           RESURGENCE PROPERTIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                      Unaudited   Consolidated   Statements  of  Net  Assets  in
                      Liquidation as of March 31, 1998 and December 31, 1997

                      Unaudited Consolidated Statement of Changes in Net Assets in Liquidation for the Three Months ended March 31, 1998

                      Unaudited Consolidated Statement of Operations (Going Concern Basis) for the Three Months ended March 31, 1997

                      Unaudited Consolidated Statement of Cash Flows (Going Concern Basis) for the Three Months ended March 31, 1997

                      Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
(Dollars in thousands except per share amounts)
-------------------------------------------------------------------------------------

                                                   March 31, 1998   December 31, 1997
                                                   --------------   -----------------
ASSETS

     REAL ESTATE ASSETS ......................          $12,465          $17,121

     CASH AND CASH EQUIVALENTS ...............            5,773              408

     RESTRICTED CASH .........................            1,000            1,500
                                                        -------          -------

         TOTAL ASSETS ........................           19,238           19,029
                                                        -------          -------


LIABILITIES

     LIQUIDATING DISTRIBUTION PAYABLE ........            6,000             --

     MORTGAGE NOTE PAYABLE ...................            4,596            4,701

     ESTIMATED COSTS OF LIQUIDATION ..........              465              470

     ACCRUED MANAGEMENT DISTRIBUTION .........              588              555

     REDEEMABLE PREFERRED STOCK ..............              300              300
                                                        -------          -------

         TOTAL LIABILITIES ...................           11,949            6,026
                                                        -------          -------

COMMITMENTS AND CONTINGENCIES

NET ASSETS IN LIQUIDATION ....................          $ 7,289          $13,003
                                                        =======          =======

NET ASSETS IN LIQUIDATION PER SHARE
  (10,000,000 sharesoutstanding) .............          $  0.73          $  1.30
                                                        =======          =======



See notes to unaudited consolidated financial statements.

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Dollars in thousands)
--------------------------------------------------------------------------------


                                                            For the three months
                                                            Ended March 31, 1998
                                                            --------------------
Net assets in liquidation, January 1, 1998 ...............       $ 13,003

Dividend Declared ........................................         (6,000)

Net changes in net assets in liquidation .................            286
                                                                 --------

Net assets in liquidation, March 31, 1998 ................       $  7,289
                                                                 ========

See notes to unaudited consolidated financial statements.

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
(Dollars in thousands, except share and per share amounts)
---------------------------------------------------------------------------------------


                                                                   For the three months
                                                                      ended March 31,
                                                                           1997
                                                                          ------
REVENUES:
     Minimum rents ..............................................         $2,703
     Recoveries from tenants ....................................            578
     Investment income ..........................................            124
     Net gain from asset dispositions ...........................          3,296
     Other ......................................................             80
                                                                          ------
         Total revenues .........................................          6,781
                                                                          ------

EXPENSES:
     Property operations ........................................          1,396
     Interest expense ...........................................            109
     Non-income producing assets ................................             64
     Management fees ............................................            448
     General and administrative .................................            167
     Depreciation and amortization ..............................            398
                                                                          ------
         Total expenses .........................................          2,582
                                                                          ------

INCOME BEFORE INCOME TAXES ......................................          4,199

     Income Taxes ...............................................           --
                                                                          ------

NET INCOME ......................................................         $4,199
                                                                          ======

NET INCOME PER COMMON SHARE (10,000,000 shares outstanding): ....         $ 0.42
                                                                          ======


See notes to unaudited consolidated financial statements.

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
(Dollars in thousands)
----------------------------------------------------------------------------------------

                                                                    For the Three Months
                                                                     ended March 31,
                                                                          1997
                                                                       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................         $  4,199
Adjustments to reconcile net income to net cash provided by
   Operating activities:
     Depreciation and amortization:
         Operating real estate properties ....................              306
         Other assets ........................................               92
     Net gain from asset dispositions ........................           (3,296)
     Straight-line adjustment for stepped rentals ............               84
     Net changes in operating assets and liabilities .........             (730)
                                                                       --------

         Net cash provided by operating activities ...........              655
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sales of assets .......................           25,834
     Net collections on mortgage loans .......................              299
     Improvements to operating properties ....................             (153)
                                                                       --------

         Net cash provided by investing activities ...........           25,980
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior debt repayments, net .............................           (2,490)
     Mortgage loan repayments ................................             (143)
     Preferred stock dividends ...............................               (7)
                                                                       --------

         Net cash used for financing activities ..............           (2,640)
                                                                       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................           23,995

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............            4,378
                                                                       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................         $ 28,373
                                                                       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest ..................................         $    128
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

         On April 24, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") which was approved by a majority vote of the shareholders on September 26, 1997. The key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution. As a result of the adoption of the Plan, the Company adopted the liquidation basis of accounting effective July 1, 1997, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The valuation of assets and liabilities requires many estimates and assumptions by management and there are substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the
         Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. Accruals totaling approximately $465 have been recorded as of March 31, 1998 for the estimated future costs of liquidating the Company which include, but are not limited to, costs of disposing of the Company's remaining assets and general and administrative costs through the estimated conclusion of liquidation.

         The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         The interim financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included.

         The December 31, 1997 year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

 B.      RESTRICTED ASSETS

         The Company believes that in addition to the costs and expenses associated with facilitating the plan, it is necessary to set aside cash or other assets as a Contingency Reserve of approximately $1,000. No liability has been accrued for such contingencies. Following the payment, satisfaction or other resolution of such contingencies, the Plan provides that any amounts remaining in the Contingency Reserve shall be distributed to the Company's stockholders.

C.       REAL ESTATE ASSETS

         Real estate assets have been recorded at the estimated net realizable values in liquidation. No independent appraisals have been obtained on these assets. The estimated net realizable values have been determined based on contract negotiations, internal analysis, inquiries or offers from prospective purchasers, inquiries of market professionals and expected selling costs and operating results through the anticipated disposal date.

D.       ASSET SALES

         For the quarter ended March 31, 1998, the Company sold the Lawrenceville Industrial Campus and land assets for net proceeds of approximately $4,606. On May 7, 1998 the Company entered into a contract with an unrelated third party for the sale of the Cross Creek Business Center for $12,500 which is expected to net approximately $12,425 after closing costs. The buyer posted a $250 deposit of which $50 is non-refundable. The sale is subject to customary closing conditions including a thirty-day due diligence period with an additional thirty days to close thereafter.

E.       LIQUIDATING DISTRIBUTION PAYABLE

         On  March  27,  1998  the  Board  of  Directors   declared  the  fourth
         liquidating dividend of $.60 per share to Common shareholders of record as of April 9, 1998. This dividend was paid on April 21, 1998.

 F.      MORTGAGE NOTE PAYABLE

         The mortgage note payable represents a 9.75% per annum fixed rate non-recourse first mortgage note maturing on September 1, 1998 and collateralized by the Cross Creek Business Center.

G.       MANAGEMENT AGREEMENT

         The Management Agreement with Wexford was indefinitely extended during 1998 on a month to month basis subject to cancellation by either party for any reason upon 30 days prior written notice. The Management Fee for 1998 was $10 for the month of January and $22 per month thereafter.

H.       ACCRUED MANAGEMENT DISTRIBUTION

         Pursuant to the approved Plan of Liquidation, management distributions are payable in the amount equal to ten percent of all distributions made to stockholders of the Company in excess of $8.50 per share (inclusive of the $2.50 per share dividend paid on April 14, 1997). Including the distribution paid on April 21, 1998 total distributions paid to date are $8.30 per share. Management distributions of $588 were accrued as of March 31, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section includes a discussion and analysis of the results of the Company for the quarter ended March 31, 1998.

Plan of Liquidation

          On April 24, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") which was approved by a majority vote of the shareholders on September 26, 1997. The key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution. The amount and timing of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. Accruals totaling approximately $465,000 have been recorded as of March 31, 1998 for the estimated future costs of liquidating the Company which include, but are not limited to, costs of disposing of the Company's remaining assets and general and administrative costs through the estimated conclusion of liquidation. The Company believes that in addition to the costs and expenses associated with facilitating the Plan, it is necessary to set aside a Contingency Reserve in the amount of approximately $1,000,000. No liability has been accrued for such contingencies. Following the payment, satisfaction or other resolution of such contingencies, the Plan provides that any amounts remaining in the Contingency Reserve shall be distributed to the Company's stockholders.

Results of Operations - General

          The Company has disposed of substantially all of its portfolio. The future performance of the Company's portfolio of assets will be subject to prevailing economic conditions and to financial, business and other factors, including the future performance of the real estate market, the availability of financing to prospective asset purchasers, the timing of the liquidation of the Company and to other factors beyond the Company's control. For these reasons, the results of the Company's operations from period to period may not be comparable.

          During the quarter ended March 31, 1998, the Company sold the Lawrenceville Industrial Campus and land assets for net proceeds of approximately $4,606,000. On May 7, 1998 the Company entered into a contract with an unrelated third party for the sale of the Cross Creek Business Center for $12,500,000 which is expected to net approximately $12,425,000 after closing costs. The buyer posted a $250,000 deposit of which $50,000 is non-refundable. The sale is subject to customary closing conditions including a thirty-day due diligence period with an additional thirty days to close thereafter.

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

         Total cash at March 31, 1998 was approximately $6,773,000 a substantial portion of which was designated for the $.60 per share dividend paid on April 21, 1998.

                           PART II - OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K:

                    (a)   Exhibits:  None


                    (b)   Reports on Form 8-K:  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Resurgence Properties Inc.



Date: May _____, 1998                By: /s/ Joseph M. Jacobs
                                         ---------------------
                                         Joseph M. Jacobs
                                         Chief Executive Officer and President
                                         (Duly Authorized Officer)




Date: May _____, 1998                By: /s/ Jay L. Maymudes
                                         --------------------
                                         Jay L. Maymudes
                                         Chief Financial Officer, Vice President
                                         and Secretary (Principal Financial and
                                         Accounting Officer and Duly Authorized
                                         Officer)