Form 10-Q
period 1998-06-30
RESURGENCE PROPERTIES INC
filed 1998-08-10
CIK 929223

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

                  For the quarterly period ended June 30, 1998

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

As of August 1, 1998, there were 10,000,000 shares of Common Stock, $0.01 par value, outstanding.

                           RESURGENCE PROPERTIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                   Unaudited Consolidated Statements of Net Assets in Liquidation as of June 30, 1998 and December 31, 1997

                   Unaudited Consolidated Statements of Changes in Net Assets in Liquidation for the Three Months ended June 30, 1998 and for the Six Months ended June 30, 1998

                   Unaudited Consolidated Statements of Operations (Going Concern Basis) for the Three Months ended June 30, 1997 and for the Six Months ended June 30, 1997

                   Unaudited Consolidated Statement of Cash Flows (Going Concern Basis) for the Six Months ended June 30, 1997

                   Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
(Dollars in thousands except per share amounts)
--------------------------------------------------------------------------------

                                                    June 30, 1998   December 31, 1997
                                                    -------------   -----------------
ASSETS

     REAL ESTATE ASSETS ........................         $12,294         $17,121

     CASH AND CASH EQUIVALENTS .................             138             408

     RESTRICTED CASH ...........................             500           1,500
                                                         -------         -------

         TOTAL ASSETS ..........................          12,932          19,029
                                                         -------         -------


LIABILITIES

     MORTGAGE NOTE PAYABLE .....................           4,436           4,701

     ESTIMATED COSTS OF LIQUIDATION ............             300             470

     ACCRUED MANAGEMENT DISTRIBUTION ...........             589             555

     REDEEMABLE PREFERRED STOCK ................             300             300
                                                         -------         -------

         TOTAL LIABILITIES .....................           5,625           6,026
                                                         -------         -------

COMMITMENTS AND CONTINGENCIES

NET ASSETS IN LIQUIDATION ......................         $ 7,307         $13,003
                                                         =======         =======

NET ASSETS IN LIQUIDATION PER SHARE
      (10,000,000 shares outstanding) ..........         $  0.73         $  1.30
                                                         =======         =======



            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(Dollars in thousands)
--------------------------------------------------------------------------------


                                                            For the three months           For the six months
                                                            Ended June 30, 1998            Ended June 30, 1998
                                                            -------------------            -------------------
Net assets in liquidation, beginning of period ....               $  7,289                       $ 13,003

Dividend Paid .....................................                   --                           (6,000)

Net changes in net assets in liquidation ..........                     18                            304
                                                                  --------                       --------

Net assets in liquidation, June 30, 1998 ..........               $  7,307                       $  7,307
                                                                  ========                       ========

            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED  CONSOLIDATED  STATEMENTS OF OPERATIONS (GOING CONCERN BASIS) (Dollars
in thousands, except share and per share amounts)
--------------------------------------------------------------------------------


                                                    For the three months    For the six months
                                                      ended June 30,         ended June 30,
                                                          1997                    1997
                                                    --------------------    ------------------
REVENUES:
     Minimum rents .............................          $1,846                  $4,548
     Recoveries from tenants ...................             240                     819
     Investment income .........................             157                     280
     Net gain from asset dispositions ..........             251                   3,547
     Other .....................................             156                     236
                                                          ------                  ------
         Total revenues ........................           2,650                   9,430
                                                          ------                  ------

EXPENSES:
     Property operations .......................             983                   2,378
     Interest expense ..........................             124                     233
     Non-income producing assets ...............              35                      98
     Management fees ...........................             369                     817
     General and administrative ................             165                     332
     Depreciation and amortization .............             335                     734
                                                          ------                  ------
         Total expenses ........................           2,011                   4,592
                                                          ------                  ------

INCOME BEFORE INCOME TAXES .....................             639                   4,838

     Income Taxes ..............................            --                      --
                                                          ------                  ------

NET INCOME .....................................          $  639                  $4,838
                                                          ======                  ======

NET INCOME PER COMMON SHARE (10,000,000 shares
 outstanding): .................................          $ 0.06                  $ 0.48
                                                          ======                  ======

            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                For the Six Months
                                                                   ended June 30,
                                                                        1997
                                                                  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................          $  4,838
Adjustments to reconcile net income to net cash provided by
   Operating activities:
     Depreciation and amortization:
         Operating real estate properties ...................               607
         Other assets .......................................               127
     Net gain from asset dispositions .......................            (3,547)
     Straight-line adjustment for stepped rentals ...........               109
     Net changes in operating assets and liabilities ........              (448)
                                                                       --------

         Net cash provided by operating activities ..........             1,686
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sales of assets ......................            34,555
     Net collections on mortgage loans ......................               299
     Improvements to operating properties ...................              (574)
                                                                       --------

         Net cash provided by investing activities ..........            34,280
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common Stock Dividends .................................           (25,000)
     Senior debt repayments, net ............................            (2,490)
     Mortgage loan repayments ...............................              (289)
     Preferred stock dividends ..............................               (14)
                                                                       --------

         Net cash used for financing activities .............           (27,793)
                                                                       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................             8,173

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............             4,378
                                                                       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................          $ 12,551
                                                                       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest .................................          $    233
                                                                       ========


            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

A.       ORGANIZATION AND ACCOUNTING POLICIES

         Resurgence Properties Inc. and its subsidiaries (the "Company") has been engaged in diversified real estate activities. The Company is managed and administered by Wexford Management LLC ("Wexford").

         On April 24, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") which was approved by a majority vote of the shareholders on September 26, 1997. The key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution. As a result of the adoption of the Plan, the Company adopted the liquidation basis of accounting effective July 1, 1997, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The valuation of assets and liabilities requires many estimates and assumptions by management and there are substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the
         Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. Accruals totaling approximately $300 have been recorded as of June 30, 1998 for the estimated future costs of liquidating the Company which include, but are not limited to, costs of disposing of the Company's remaining assets and general and administrative costs through the estimated conclusion of liquidation.

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

 B.       RESTRICTED ASSETS

         The Company believes that in addition to the costs and expenses associated with facilitating the plan, it is necessary to set aside cash or other assets as a Contingency Reserve of approximately $500. No liability has been accrued for such contingencies. Following the payment, satisfaction or other resolution of such contingencies, the Plan provides that any amounts remaining in the Contingency Reserve shall be distributed to the Company's stockholders.

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

D.       ASSET SALES

         During the first quarter ended March 31, 1998, the Company sold the Lawrenceville Industrial Campus and land assets for net proceeds of approximately $4,606 and on July 23, 1998, the Company sold the Cross Creek Business Center for net proceeds of approximately $12,025 of which $4,410 was applied toward the full repayment of the mortgage loan (Note E).

E.       MORTGAGE NOTE PAYABLE

         The mortgage note payable represents a 9.75% per annum fixed rate non-recourse first mortgage note maturing on September 1, 1998 and collateralized by the Cross Creek Business Center. This note was repaid on July 23, 1998. (Note D)

F.       MANAGEMENT AGREEMENT

         The Management Agreement with Wexford was indefinitely extended during 1998 on a month to month basis subject to cancellation by either party for any reason upon 30 days prior written notice. The Management Fee for 1998 was $10 for the month of January and $22 per month from February through July. The fee has been reduced to $11 per month for the remainder of 1998.

G.       ACCRUED MANAGEMENT DISTRIBUTION

         Pursuant to the approved Plan of Liquidation, management distributions are payable in the amount equal to ten percent of all distributions made to stockholders of the Company in excess of $8.50 per share (inclusive of the $2.50 per share dividend paid on April 14, 1997). Including the distribution to be paid on August 14, 1998 (Note H) total distributions paid to date will be $8.95 per share. Management distributions of $589 were accrued as of June 30, 1998.

H.       SUBSEQUENT EVENT

         On July 27, 1998 the Board of Directors declared the fifth liquidating dividend of $.65 per share to Common shareholders of record as of August 6, 1998. This dividend will be paid on August 14, 1998. In addition, the Board of Directors also authorized the Company to redeem all of the outstanding Series I Preferred Stock (300,000 shares) on August 14, 1998 at $1.00 per share plus all undeclared and unpaid dividends thereon.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section includes a discussion and analysis of the results of the Company for the six months ended June 30, 1998.

Plan of Liquidation

          On April 24, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") which was approved by a majority vote of the shareholders on September 26, 1997. The key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution. The amount and timing of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. Accruals totaling approximately $300,000 have been recorded as of June 30, 1998 for the estimated future costs of liquidating the Company which include, but are not limited to, costs of disposing of the Company's remaining assets and general and administrative costs through the estimated conclusion of liquidation. The Company believes that in addition to the costs and expenses associated with facilitating the Plan, it is necessary to set aside a Contingency Reserve in the amount of approximately $500,000. No liability has been accrued for such contingencies. Following the payment, satisfaction or other resolution of such contingencies, the Plan provides that any amounts remaining in the Contingency Reserve shall be distributed to the Company's stockholders.

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

          During the first quarter ended March 31, 1998, the Company sold the Lawrenceville Industrial Campus and land assets for net proceeds of approximately $4,606,000. On July 23, 1998, the Company sold the Cross Creek Business Center for net proceeds of approximately $12,025,000 of which $4,410,000 was applied toward the full repayment of the mortgage loan.

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

         The Company currently has one asset remaining which it is trying to sell. Assuming the sale of such asset and satisfaction of its obligations, the Company anticipates making a final liquidating distribution to shareholders in January 1999.

         On July 27, 1998, the Board of Directors declared the fifth liquidating dividend of $.65 per share to common shareholders of record as of August 6, 1998 and approved the redemption of all of the Series I Preferred Stock (300,000 shares) at $1.00 per share plus all undeclared and unpaid dividends thereon. This dividend and preferred stock redemption will be paid on August 14, 1998. The source of funds for such dividend and redemption was from the cash generated from the sale of the Cross Creek Business Center.

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

                           Resurgence Properties Inc.



Date: August 10, 1998               By:  /s/ Joseph M. Jacobs
                                         ---------------------
                                         Joseph M. Jacobs
                                         Chief Executive Officer and President
                                         (Duly Authorized Officer)




Date: August 10, 1998               By:  /s/ Jay L. Maymudes
                                         --------------------
                                         Jay L. Maymudes
                                         Chief Financial Officer, Vice President
                                         and Secretary (Principal Financial and
                                         Accounting Officer and Duly Authorized
                                         Officer)