Form 10-Q
period 1998-09-30
RESURGENCE PROPERTIES INC
filed 1998-11-10
CIK 929223

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

                For the quarterly period ended September 30, 1998

                        Commission file number: 0-24740


                           RESURGENCE PROPERTIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           MARYLAND                                              13-3757163
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                           c/o Wexford Management LLC
                   411 West Putnam Avenue, Greenwich, CT 06830
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 862-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of November 1, 1998, there were 10,000,000 shares of Common Stock, $0.01 par value, outstanding.

                           RESURGENCE PROPERTIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                    Unaudited Consolidated Statements of Net Assets in Liquidation as of September 30, 1998 and December 31, 1997

                    Unaudited Consolidated Statements of Changes in Net Assets in Liquidation for the Three Months ended September 30, 1998 and 1997 and for the Nine Months ended September 30, 1998

                    Unaudited Consolidated Statements of Operations (Going Concern Basis) for the Six Months ended June 30, 1997

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


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
(Dollars in thousands except per share amounts)


                                                   September 30,      December 31,
                                                       1998               1997
                                                   -------------      -----------
ASSETS

     REAL ESTATE ASSETS ..................            $   302            $17,121

     CASH AND CASH EQUIVALENTS ...........                164                408

     OTHER ASSETS ........................                150               --

     RESTRICTED CASH .....................                500              1,500
                                                      -------            -------

         TOTAL ASSETS ....................              1,116             19,029
                                                      -------            -------


LIABILITIES

     MORTGAGE NOTE PAYABLE ...............               --                4,701

     ESTIMATED COSTS OF LIQUIDATION ......                225                470

     ACCRUED MANAGEMENT DISTRIBUTION .....                 89                555

     REDEEMABLE PREFERRED STOCK ..........               --                  300
                                                      -------            -------

         TOTAL LIABILITIES ...............                314              6,026
                                                      -------            -------

COMMITMENTS AND CONTINGENCIES

NET ASSETS IN LIQUIDATION ................            $   802            $13,003
                                                      =======            =======

NET ASSETS IN LIQUIDATION PER SHARE
      (10,000,000 shares outstanding) ....            $  0.08            $  1.30
                                                      =======            =======


            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(Dollars in thousands)



                                                            For the three months         For the nine months
                                                            Ended September 30,          Ended September 30,
                                                        ---------------------------      -------------------
                                                          1998               1997               1998
                                                        --------           --------           --------
Net assets in liquidation, beginning of period          $  7,307           $ 65,053           $ 13,003

Distributions Paid ...........................            (6,500)           (22,500)           (12,500)

Net changes in net assets in liquidation .....                (5)              --                  299
                                                        --------           --------           --------

Net assets in liquidation, end of period .....          $    802           $ 42,553           $    802
                                                        ========           ========           ========


            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED  CONSOLIDATED  STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
(Dollars in thousands, except share and per share amounts)


                                                                For the six months
                                                                   ended June 30,
                                                                       1997
                                                                      ------
REVENUES:
     Minimum rents .........................................          $4,548
     Recoveries from tenants ...............................             819
     Investment income .....................................             280
     Net gain from asset dispositions ......................           3,547
     Other .................................................             236
                                                                      ------
         Total revenues ....................................           9,430
                                                                      ------

EXPENSES:
     Property operations ...................................           2,378
     Interest expense ......................................             233
     Non-income producing assets ...........................              98
     Management fees .......................................             817
     General and administrative ............................             332
     Depreciation and amortization .........................             734
                                                                      ------
         Total expenses ....................................           4,592
                                                                      ------

INCOME BEFORE INCOME TAXES .................................           4,838

     Income Taxes ..........................................            --
                                                                      ------

NET INCOME .................................................          $4,838
                                                                      ======

NET INCOME PER COMMON SHARE (10,000,000 shares outstanding):
                                                                      $ 0.48
                                                                      ======

            See notes to unaudited consolidated financial statements

RESURGENCE PROPERTIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
(Dollars in thousands)

                                                                For the Six Months
                                                                   ended June 30,
                                                                       1997
                                                                     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................          $  4,838
Adjustments to reconcile net income to net cash provided by
   Operating activities:
     Depreciation and amortization:
         Operating real estate properties .................               607
         Other assets .....................................               127
     Net gain from asset dispositions .....................            (3,547)
     Straight-line adjustment for stepped rentals .........               109
     Net changes in operating assets and liabilities ......              (448)
                                                                     --------

         Net cash provided by operating activities ........             1,686
                                                                     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sales of assets ....................            34,555
     Net collections on mortgage loans ....................               299
     Improvements to operating properties .................              (574)
                                                                     --------

         Net cash provided by investing activities ........            34,280
                                                                     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common Stock Dividends ...............................           (25,000)
     Senior debt repayments, net ..........................            (2,490)
     Mortgage loan repayments .............................              (289)
     Preferred stock dividends ............................               (14)
                                                                     --------

         Net cash used for financing activities ...........           (27,793)
                                                                     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................             8,173

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........             4,378
                                                                     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................          $ 12,551
                                                                     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest ...............................          $    233
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

         On April 24, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") which was approved by a majority vote of the shareholders on September 26, 1997. The key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution. As a result of the adoption of the Plan, the Company adopted the liquidation basis of accounting effective July 1, 1997, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The valuation of assets and liabilities requires many estimates and assumptions by management and there are substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the
         Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. Accruals totaling approximately $225 have been recorded as of September 30, 1998 for the estimated future costs of liquidating the Company which include, but are not limited to, costs of disposing of the Company's remaining assets and general and administrative costs through the estimated conclusion of liquidation.

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

C.       REAL ESTATE ASSETS

         Real estate assets at September 30, 1998 consists of a mortgage note which the Company sold to the mortgagor on October 29, 1998 for $305.

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

G.       ACCRUED MANAGEMENT DISTRIBUTION

         Pursuant to the approved Plan of Liquidation, management distributions are payable in the amount equal to ten percent of all distributions made to stockholders of the Company in excess of $8.50 per share (inclusive of the $2.50 per share dividend paid on April 14, 1997). Including the distribution paid on August 14, 1998 (Note H) total distributions paid to date is $8.95 per share. Management distributions of $500 were paid on August 14, 1998 and $89 were accrued as of September 30, 1998.

H.       LIQUIDATING DISTRIBUTION

         On July 27, 1998 the Board of Directors declared the fifth liquidating distribution of $.65 per share to Common shareholders of record as of August 6, 1998. This distribution was paid on August 14, 1998. In addition, the Board of Directors also authorized the Company to redeem all of the outstanding Series I Preferred Stock (300,000 shares) on August 14, 1998 at $1.00 per share plus all undeclared and unpaid dividends thereon.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section includes a discussion and analysis of the results of the Company for the six months ended September 30, 1998.

Plan of Liquidation

          On April 24, 1997, the Board of Directors approved a plan of complete liquidation and dissolution of the Company (the "Plan") which was approved by a majority vote of the shareholders on September 26, 1997. The key features of the Plan are: (1) the cessation of all business activities, other than those in furtherance of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to shareholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Articles of Dissolution. The amount and timing of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. Accruals totaling approximately $225,000 have been recorded as of September 30, 1998 for the estimated future costs of liquidating the Company which include, but are not limited to, costs of disposing of the Company's remaining assets and general and administrative costs through the estimated conclusion of liquidation. The Company believes that in addition to the costs and expenses associated with facilitating the Plan, it is necessary to set aside a Contingency Reserve in the amount of approximately $500,000. No liability has been accrued for such contingencies. Following the payment, satisfaction or other resolution of such contingencies, the Plan provides that any amounts remaining in the Contingency Reserve shall be distributed to the Company's stockholders.

Year 2000 Compliance

         Because the Company is in the final stages of its liquidation, it has not undertaken any studies to determine whether its systems or those third parties with which it does significant business are vulnerable to the Year 2000 Compliance issue. Management, however, believes that the Company will be liquidated before the Year 2000 Compliance issue could have a material impact on its financial position or operations.

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

         The Company's remaining real estate asset was sold on October 29, 1998 for $305,000. After satisfying it's remaining obligations, the Company anticipates making a final liquidating distribution to shareholders at the end of January 1999.

         On July 27, 1998, the Board of Directors declared the fifth liquidating distribution of $.65 per share to common shareholders of record as of August 6, 1998 and approved the redemption of all of the Series I Preferred Stock (300,000 shares) at $1.00 per share plus all undeclared and unpaid dividends thereon. This distribution and preferred stock redemption was paid on August 14, 1998. The source of funds for such dividend and redemption was from the cash generated from the sale of the Cross Creek Business Center.

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

                                    Resurgence Properties Inc.



Date: November 10, 1998             By:  /s/ Joseph M. Jacobs
                                         ---------------------
                                         Joseph M. Jacobs
                                         Chief Executive Officer and President
                                         (Duly Authorized Officer)




Date: November 10, 1998             By: /s/ Jay L. Maymudes
                                        --------------------
                                        Jay L. Maymudes
                                        Chief Financial Officer, Vice President
                                        and Secretary (Principal Financial and
                                        Accounting Officer and Duly Authorized
                                        Officer)